Form 10QSB
period 1996-06-30
HIREL HOLDINGS INC
filed 1996-09-06
CIK 1015115

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended  JUNE 30, 1996
                                -------------

                                       OR

      [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)OF THE SECURITIES
EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from _________________ to ___________________

Commission file number:    0-28524
                       ------------

                              HIREL HOLDINGS, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                     65-0666239
- --------------------------------------------------------------------------------
State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization                      Identification No.)

   19599 N.E. 10TH AVENUE, SUITE A, NORTH MIAMI BEACH FLORIDA 33179
- --------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (305) 653-7090
                                                   --------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require- ments for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 5, 1996, 4,813,750 shares of $.01 par value common stock were outstanding.

                              HIREL HOLDINGS, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

PART II. OTHER INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

HIREL HOLDINGS, INC. AND SUBSIDIARIES
- --------------------------------------------------------------------------------

COMBINED BALANCE SHEET AS OF JUNE 30, 1996
[UNAUDITED]
- --------------------------------------------------------------------------------


ASSETS:
CURRENT ASSETS:
  Cash                                                             $    449,912
  Accounts Receivable [Net of Allowance for Doubtful Accounts
    of $30,439]                                                         683,138
  Inventory                                                             854,874
  Other Current Assets                                                   10,391
                                                                   ------------

  TOTAL CURRENT ASSETS                                                1,998,315
                                                                   ------------

PROPERTY AND EQUIPMENT - NET                                            760,166
                                                                   ------------

OTHER ASSETS:
  Loans Receivable - Related Parties                                    375,886
  Deferred Offering Costs                                               312,940
  Other Assets                                                           76,804
                                                                   ------------

  TOTAL OTHER ASSETS                                                    765,630
                                                                   ------------

  TOTAL ASSETS                                                     $  3,524,111
                                                                   ============

LIABILITIES AND STOCKHOLDER'S EQUITY:
CURRENT LIABILITIES:
  Line of Credit                                                      1,310,339
  Accounts Payable                                                      495,359
  Due to Stockholder                                                    195,000
  Other Current Liabilities                                             145,944
                                                                   ------------

  TOTAL CURRENT LIABILITIES                                           2,146,642
                                                                   ------------

LOAN PAYABLE - RELATED PARTY                                             10,036
                                                                   ------------

COMMITMENTS AND CONTINGENCIES                                                --
                                                                   ------------

STOCKHOLDER'S EQUITY:
  Preferred Stock - $.001 Par Value, 1,000,000 Shares Authorized,
    None Issued or Outstanding                                               --

  Common Stock, $.001 Par Value, 24,000,000 Shares Authorized,
    3,750,000 Shares Issued and Outstanding                               3,750

  Paid-in Capital                                                     1,332,855

  Retained Earnings                                                      30,828
                                                                   ------------

  TOTAL STOCKHOLDER'S EQUITY                                          1,367,433
                                                                   ------------

  TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $  3,524,111
                                                                   ============


See Notes to Combined Financial Statements.


HIREL HOLDINGS, INC. AND SUBSIDIARIES
- ----------------------------------------------------------------------------------------------------

COMBINED STATEMENTS OF OPERATIONS
[UNAUDITED]
- ----------------------------------------------------------------------------------------------------


                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                JUNE 30,                         JUNE 30,
                                                --------                         --------
                                        1 9 9 6          1 9 9 5          1 9 9 6         1 9 9 5
                                        -------          -------          -------         -------

NET SALES:
  Computer Equipment                  $   5,834,427   $   4,185,919    $ 12,497,056    $  9,264,073
  Computer Equipment - Related Party             --         633,562              --       2,491,111
  Fuel Injection Systems                    665,954              --         990,394              --
                                      -------------   -------------    ------------    ------------

  TOTAL NET SALES                         6,500,381       4,819,481      13,487,450      11,755,184
                                      -------------   -------------    ------------    ------------

COST OF GOODS SOLD:
  Computer Equipment                      5,551,124       4,618,934      11,729,878      11,342,443
  Fuel Injection Systems                    394,991              --         573,586              --
                                      -------------   -------------    ------------    ------------

  TOTAL COST OF GOODS SOLD                5,946,115       4,618,934      12,303,464      11,342,443
                                      -------------   -------------    ------------    ------------

  GROSS PROFIT                              554,266         200,547       1,183,986         412,741
                                      -------------   -------------    ------------    ------------

EXPENSES:
  General and Administrative Expenses       435,353         119,868         877,154         240,110
  Research and Development                   71,124              --          79,936              --
                                      -------------   -------------    ------------    ------------

  TOTAL EXPENSES                            506,477         119,868         957,090         240,110
                                      -------------   -------------    ------------    ------------

OPERATING INCOME                             47,789          80,679         226,896         172,631
                                      -------------   -------------    ------------    ------------

OTHER INCOME [EXPENSE]:
  Interest Expense                          (12,964)             --         (63,901)             --
  Interest Income - Related Parties           7,645              --          14,750              --
  Loss on Sale of Asset                          --              --         (41,574)             --
                                      -------------   -------------    ------------    ------------

  TOTAL OTHER [EXPENSE]                      (5,319)             --         (90,725)             --
                                      -------------   -------------    ------------    ------------

  INCOME BEFORE INCOME TAXES                 42,470          80,679         136,171         172,631

INCOME TAXES                                 17,700              --          17,700              --
                                      -------------   -------------    ------------    ------------

  INCOME BEFORE PRO FORMA INCOME
    TAX ADJUSTMENTS                          24,770          80,679         118,471         172,631

PRO FORMA INCOME TAX
  ADJUSTMENTS                                (7,700)         25,850          31,600          64,950
                                      -------------   -------------    ------------    ------------

  PRO FORMA NET INCOME                $      32,470   $      54,829    $     86,971    $    107,681
                                      =============   =============    ============    ============

  PRO FORMA EARNINGS PER SHARE        $         .01   $         .02    $        .02    $        .04
                                      =============   =============    ============    ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                             3,750,000       2,750,000       3,750,000       2,750,000
                                      =============   =============    ============    ============


See Notes to Combined Financial Statements.


HIREL HOLDINGS, INC. AND SUBSIDIARIES
- ----------------------------------------------------------------------------------------------

COMBINED STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ----------------------------------------------------------------------------------------------

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              1 9 9 6         1 9 9 5
                                                              -------         -------
OPERATING ACTIVITIES:
  Net Income                                               $    118,471    $    172,631
                                                           ------------    ------------
  Adjustments to Reconcile Net Income to Net Cash
    [Used for] Provided by
    Operating Activities:
    Depreciation                                                 51,653           2,953
    Amortization                                                 44,652              --
    Loss on Sale of Asset                                        41,574              --
    Provision for Losses on Accounts Receivable                  20,439             940

  Changes in Assets and Liabilities:
    [Increase] Decrease in:
      Accounts Receivable                                      (353,158)        (55,951)
      Inventory                                                (453,008)          4,058
      Other Current Assets                                       (4,432)         (1,636)

    Increase [Decrease] in:
      Accounts Payable                                         (198,641)         46,089
      Other Current Liabilities                                 (46,520)        (30,628)
                                                           ------------    ------------

    Total Adjustments                                          (897,441)        (34,175)
                                                           ------------    ------------

  NET CASH - OPERATING ACTIVITIES                              (778,970)        138,456
                                                           ------------    ------------

INVESTING ACTIVITIES:
  Purchase of Property and Equipment                            (11,611)           (109)
  Proceeds from Sale of Equipment                                85,000              --
  Loans Receivable - Related Party                             (152,782)             --
                                                           ------------    ------------

  NET CASH - INVESTING ACTIVITIES                               (79,393)           (109)
                                                           ------------    ------------

FINANCING ACTIVITIES:
  Increase in Deferred Offering Costs                          (339,328)             --
  Distributions                                                (384,317)       (265,000)
  Advances from Line of Credit                                3,970,052              --
  Repayments on Line of Credit                               (3,320,519)             --
  Advances from Related Parties                                 268,283         449,584
  Repayments to Related Parties                                 (93,137)       (399,234)
  Proceeds from Equity Sales                                    649,000              --
                                                           ------------    ------------

  NET CASH - FINANCING ACTIVITIES                               750,034        (214,650)
                                                           ------------    ------------

  NET [DECREASE] IN CASH                                       (108,329)        (76,303)

CASH - BEGINNING OF PERIODS                                     558,241          88,581
                                                           ------------    ------------

  CASH - END OF PERIODS                                    $    449,912    $     12,278
                                                           ============    ============

See Notes to Combined Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS
[UNAUDITED]
- --------------------------------------------------------------------------------

[1] BASIS OF PRESENTATION

The unaudited combined financial statements as of and for the period ended June 30, 1996 give retroactive effect to the acquisition by Hirel Holdings, Inc. [the "Company"] of all of the outstanding common stock of Hirel Marketing, Inc. [an S corporation] ["HMI"] and Hirel Technologies, Inc. ["HTI"] on July 22, 1996. HTI is the successor to Hirel Technologies, Ltd. ["HTL"], a limited partnership. The financial statements of the Company will be presented on a consolidated basis commencing July 22, 1996. Prior to that date the separate results of HMI and HTI [including HTL as predecessor from inception on October 24, 1995] have been combined on a basis consistent with that of consolidated financial statements in a manner similar to a pooling of interests and giving retroactive effect to the issuance of 2,750,000 shares of the Company's common stock to the stockholders of HMI, and 1,000,000 shares of the Company's common stock to the stockholders of HTI. Additionally, the S corporation and partnership equity sections of HMI and HTL as predecessor to HTI have been reclassified to additional paid-in capital. No adjustment of assets to "fair value" have been recorded and all intercompany balances and transactions were eliminated. The accompanying combined financial statements will become the historical financial statements upon issuance of financial statements for the period subsequent to July 22, 1996.

In opinion of management, the accompanying unaudited financial statements included in the Form 10-QSB reflect all adjustments [consisting only of normal recurring accruals] necessary to make the interim financial statements not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The following pro forma unaudited information gives effect to the results the Company would have reflected for three months and six months periods ended June 30, 1995 had the predecessor of HTL [Cutler Induction Systems, Inc.] been included in the combined statements of operations.

                                             THREE MONTHS ENDED    SIX MONTHS ENDED
                                             ------------------    ----------------
                                                JUNE 30, 1995        JUNE 30, 1995
                                                -------------        -------------
Net Sales - Computer Equipment                 $   4,819,481          $ 11,755,184
Net Sales - Fuel Injection Systems                   346,377               487,145
                                               -------------          ------------

  TOTAL NET SALES                              $   5,165,858          $ 12,242,329
  ---------------                              =============          ============

NET LOSS                                       $    (249,406)         $   (615,953)
- --------                                       =============          ============

NET LOSS PER SHARE                             $        (.07)         $       (.16)
- ------------------                             =============          ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         3,750,000             3,750,000
- ------------------------------------------     =============          ============

For further information, refer to the financial statements and footnotes included in the Company's Form SB-2, filed July 22, 1996.

[2] INVENTORY

The components of inventory as of June 30, 1996 are as follows:

Raw Materials                        $     243,146
Work-in-Process                             15,515
Finished Goods                             596,213
                                     -------------

  TOTAL                              $     854,874
  -----                              =============

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS, SHEET #2
[UNAUDITED]
- --------------------------------------------------------------------------------


[3] INCOME TAXES

Income taxes are provided, where appropriate, on historical earnings of each combining company. Pro forma income tax adjustments are provided to reflect an estimate of income tax expense had the combined companies been subject to federal and state income taxes for each period presented.

[4] EARNINGS PER SHARE

Earnings per share is based on the weighted average number of common shares outstanding for each period presented and gives retroactive effect to the combination discussed in Note 1. The Company does not have any common stock equivalents outstanding.

[5] SUBSEQUENT EVENT

On July 22, 1996, the Company realized net proceeds of approximately $5,200,000 through the sale of 1,063,750 shares of common stock.

                               . . . . . . . . . .

ITEM 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED 1996 COMPARED TO THREE MONTHS ENDED 1995

        The Combined Statement of Operations [Unaudited] for the three months ended June 30, 1996 reflects Total Net Sales of $6,500,381, and Gross Profit of $554,266. This resulted in a Gross Profit Margin of 8.5%. Income Before Income Taxes was $42,470, and Pro Forma Net Income of $32,470. The Combined Statement of Operations [Unaudited] for the three months ended June 30, 1995 reflected Total Net Sales of $4,819,481 and Gross Profit of $200,547, resulting in a Gross Profit Margin of 4.1%. Income Before Income Taxes for the three months ended June 30, 1995 was $80,679, and Pro Forma Net Income was $54,829.

        Any comparisons between the Combined Statement of Operations [Unaudited] for the three months ended June 30, 1996 and the three months ended June 30, 1995 must made in light of the discussion that follows. The Combined Statement of Operations [Unaudited] for the three months ended June 30, 1996 includes the results from operations for both of its subsidiaries, Hirel Marketing, Inc. and Hirel Technologies, Inc. The Combined Statement of Operations [Unaudited] for the three months ended June 30, 1995 only includes the operations of HMI, and does not include the operations of HTI, which did not commence business (through a predecessor entity) until October 24, 1995. The sections below compare the operations of HMI and HTI for the three months ended June 30, 1996 and June 30, 1995 separately.

HIREL MARKETING, INC.

        Hirel Marketing, Inc. ("HMI") is the subsidiary of the Company that is a distributor of microcomputer hardware, peripherals and related communications products. Net sales increased by $1,015,000, which is an increase of 21% during the second quarter 1996, as compared to the second quarter 1995. Gross Profit on computer equipment sold increased by approximately $83,000, which is an increase of over 41%. The Gross Profit margin for the second quarter 1996 was 4.86%, which is an increase from the Gross Profit margin of 4.16% for the second quarter 1995.

        Management believes that much of this increase in Gross Profit and Gross Profit Margin reflects the enhanced buying opportunities available to HMI as a result of the line of credit that was available to HMI during the second fiscal quarter of 1996 that was not available to HMI during the second fiscal quarter of 1995. On June 21, 1995, HMI obtained a $1,000,000 line of credit. This line of credit is used to finance letters of credit used by HMI to purchase inventory. The line of credit allows HMI the option of paying upon presentation or financing the inventory purchases for up to 90 days. The line of credit carries interest at the Citibank prime rate [8.5% at June 30, 1996] plus 2% to a maximum of 18%. The line of credit is subject to renewal annually is collateralized by all corporate assets and is guaranteed by Vincent Montelione. The line of credit was increased to $2,000,000 on December 26, 1995. As of June 30, 1996, borrowings under the line of credit were $1,310,339, as compared to $0 as of June 30, 1995. Letters of credit which have not yet been presented for payment, are included on the financial statements under the caption "Accounts Payable," and totaled $437,349 as of June 30, 1996, as compared to $0 as of June 30, 1995. The interest expense associated with the line of credit was $12,964 for the three months ended June 30, 1996. Management intends to continue to seek favorable opportunities to purchase inventory using, where appropriate, financing available through the line of credit.

        In the second quarter 1996, total General and Administrative Expenses attributable to HMI were $205,192. This increase of approximately $85,000 in General and Administrative Expenses is primarily attributable to the amortization of the loan origination costs and bank charges associated with the line of credit (approximately $31,000) and increases in salaries and payroll taxes (approximately $37,000).

        During the quarter ended June 30, 1996, a private placement was successfully completed whereby $500,000 was raised as additional stockholders equity. This additional stockholders equity was obtained in large part to offset the costs incurred in connection with the initial public offering of the Company, which was completed on July 22, 1996. As of June 30, 1996, total deferred offering costs were $312,940.

        Income Before Income Taxes attributable to the operations of HMI decreased from $80,679 to $72,792 for the fiscal quarter ended June 30, 1995, as compared to June 30, 1996. This decrease is primarily the result of the increased General and Administrative Expenses during the fiscal quarter ended June 30, 1996. After taking into consideration certain non-recurring amortization expenses, Management believes that HMI is continuing to grow and remain profitable consistent with its business objectives.

HIREL TECHNOLOGIES, INC.

        Hirel Technologies, Inc. ("HTI"), through its predecessor entity, Hirel Technologies, Ltd. ("HTL") began operations on October 24, 1995. HTI is a subsidiary of the Company that develops and sells fuel injection systems, related components and other products designed to enhance the performance of gasoline powered engines For the fiscal quarter ended June 30, 1996, HTI had total revenue of $665,954, of which $385,260 came from original equipment manufacturer ("OEM") customers and the remaining $280,694 resulted from sales to after market purchasers. A single OEM customer accounted for approximately 44% of revenues for the fiscal quarter ended June 30, 1996, and although the disruption or loss of that customer may have a material adverse effect on the total revenues of HTI, Management believes that the relationship with this and other OEM customers will strengthen and broaden in the future.

        Total General and Administrative Expenses for the fiscal quarter ended June 30, 1996 totaled $230,161, and consisted primarily of salaries and payroll taxes of approximately $110,000. Research and Development Expenses incurred during the fiscal quarter ended June 30, 1996 were $71,124. Management believes that HTI will continue to incur Research and Development Expenses as it endeavors to develop new products and enhancements of existing products that are consistent with the current product line. The loss from operations for the fiscal quarter ended June 30, 1996, was $30,322.


        While the quarter ended June 30, 1996 reflects the operations of HTI, the comparative quarter ended June 30, 1995, does not reflect the operations of Cutler Induction Systems, Inc., a Florida corporation ("Cutler") that originally developed the intellectual property rights acquired by HTL from Cutler and that is related to HTL by certain common beneficial ownership. For a complete discussion of the acquisition of certain property rights by HTL and certain issues related thereto, please see the Registration Statement (Form SB-2) as filed with the Securities and Exchange Commission and effective as of July 22, 1996. As noted in footnote 1 of the Combined Financial Statements, had the results of Cutler been included in the statement of operations for HTI for the fiscal quarter ended June 30, 1995, the loss from operations would have been $193,594. Net sales of Fuel Injection Systems for that period were $346,377, as compared to $665,954 sold by HTI during the fiscal quarter ended June 30, 1996.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

        The Combined Statement of Operations [Unaudited] for the six months ended June 30, 1996 reflects Total Net Sales of $13,487,450, and Gross Profit of $1,183,986. This resulted in a Gross Profit Margin of 8.7%. Income Before Income Taxes was $136,171, and Pro Forma Net Income of $86,971. The Combined Statement of Operations [Unaudited] for the six months ended June 30, 1995 reflected Total Net Sales of $11,755,184 and Gross Profit of $412,741, resulting in a Gross Profit Margin of 3.5%. Income Before Income Taxes for the six months ended June 30, 1995 was $172,631, and Pro Forma Net Income was $107,681.

        As noted previousely, any comparisons between the Combined Statement of Operations [Unaudited] for the six months ended June 30, 1996 and the six months ended June 30, 1995 must made in light of the discussion that follows. The Combined Statement of Operations [Unaudited] for the six months ended June 30, 1996 includes the results from operations for both HMI and HTI. The Combined Statement of Operations [Unaudited] for the six months ended June 30, 1995 only includes the operations of HMI, and does not include the operations of HTI. The sections below compare the operations of HMI and HTI for the six months ended June 30, 1996 and June 30, 1995 separately.


HIREL MARKETING, INC.

        Net Sales of computer equipment were $12,497,056 for the six months ended June 30, 1996, which reflects an increase of approximately $740,000 or 6.3% as compared to the six months ended June 30, 1995. The Gross Profit Margin for the six months ended June 30, 1996 increased to 6.1%, as compared to 3.5% for the six months ended June 30, 1995. Management believes that this increase in Gross Profit Margin was, in part, reflective of enhanced buying opportunities as a result of the availability of the line of credit, which is more fully described above. The interest expense associated with the line of credit was $63,901 for the six months ended June 30, 1996.

        General and Administrative Expenses for the six months ended June 30, 1996 totaled $450,340, as compared to $240,110 of General and Administrative Expenses incurred during the six months ended June 30, 1995. The increase in General and Administrative Expenses was primarily attributable to the increase in payroll and related employee taxes resulting from the increase in Net Sales (approximately $80,000), as well as increases in rent and telephone expenses (approximately $23,000). Further, HMI incurred certain loan orientation fees in connection with obtaining the $1,000,000 line of credit referenced above, as well as in connection with the increase in the line of credit to $2,000,000. The total amount of the loan origination fees and related bank charges (and included under General and Administrative Expenses) charged to operations during the six months ended June 30, 1996 was $78,084.

        Income before Income Taxes attributable to HMI for the six months ended June 30, 1996 was $274,100, as compared to $172,631 for the six months ended June 30, 1995, an increase of 58.8%.

HIREL TECHNOLOGIES, INC.

        As previously noted, HTI (through its predecessor HTL) began operations on October 24, 1995. For the six months ended June 30, 1996, HTI had total sales of $990,394 in Fuel Injection Systems, of which $561,660 came from OEM customers and $428,734 were from sales to after market purchasers. The Gross Profit attributable to such systems was $416,808, a Gross Profit margin of 42%. The General and Administrative Expenses for HTI during the six months ended June 30, 1996 totaled $426,814, and Research and Development Expenses during that time totaled $79,936 (substantially all of which were incurred in the second quarter of 1996). The General and Administrative Expenses consisted primarily of salary and payroll taxes of $232,156, rent of $50,345, and depreciation of $45,990. The total loss of HTI for the six months ended June 30, 1996, was $137,929, of which $96,355 was the loss from operations and interest expense, and $41,574 was the loss from the sale of a capital asset.

        As noted previously, the Pro Forma Combined Statement of Operations [unaudited] for the six month period ended June 30, 1995, does not reflect the operations of Cutler Induction Systems, Inc. As set forth in footnote 1, had the operations of Cutler been included in the statement of operations for HTI for the six months ended June 30, 1995, the loss before income taxes would have been $788,584. This compares to the loss before income taxes of HTI for the six months ended June 30, 1996 of $137,929.

LIQUIDITY AND CAPITAL RESOURCES

        Cash balances at June 30, 1996 were $449,912, an increase from the cash balance of $12,278 at June 30, 1995. This increase as reflected on the Combined Statement of Cash Flows [unaudited] is primarily the result of the following:

        Net cash used for operating activities was $778,970 for the six months ended June 30, 1996, compared to net cash generated from operating activities of $138,456 for the same period in 1995. This change is primarily attributable to the increases in accounts receivable of $353,158 and inventory of $453,008, and a decrease in accounts payable of $198,641.

        Net cash used in investing activities was $79,393 for the six months ended June 30, 1996, due largely to an increase in loans receivable-related party of $152,782. This was partially offset by proceeds from the sale of equipment of $85,000. There were insignificant investing activities for the same six months ended June 30, 1995.

        Net cash provided by financing activities totaled $750,034 for the six month period ending June 30, 1996, as compared to a net use of cash from financing activities of $214,650 at June 30, 1995. This change is the result of proceeds from draws under the line of credit in excess of repayments on the same line of $649,533, proceeds from equity sales of $649,000, and net related party advances of $175,146. Net cash provided by financing activities decreased as a result of distributions of $384,000 and expenses of $339,328 associated with the public offering (which subsequently occurred on July 22, 1996).

        HMI continues to maintain a $2,000,000 short-term line of credit with a financial institution. Amounts outstanding under the line were $1,310,339 as of June 30, 1996. HMI intends to repay the outstanding borrowings under the line through normal conversion of its short-term trade assets. The Company was not dependent upon trade terms for material, supplies and other working capital needs incurred during the six months ended June 30, 1996.

IMPACT OF INFLATION

        Inflation has not been a major factor in the Company's business since inception. There can be no assurances that this will continue.

                           PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

               Not applicable

Item 2. CHANGES IN SECURITIES.

               Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES.

               Not applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

               Not applicable

Item 5. OTHER INFORMATION.

               Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

               Not applicable

                                    SIGNATURE


        In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HIREL HOLDINGS, INC.
                                            (Registrant)


                                            By: /s/ VINCENT MONTELIONE
                                               ------------------------------
                                                Vincent Montelione, President

Dated September 4, 1996