Form 10QSB/A
period 1996-06-30
HIREL HOLDINGS INC
filed 1996-09-09
CIK 1015115

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                  FORM 10-QSB/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1996    Commission File Number   0-Q8524

                      HIREL HOLDINGS, INC. AND SUBSIDIARIES
             (Exact name of registrant as specified in its charter)

               Delaware                                     65-0666Q39
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            19599 N.E. 10th Avenue
                Suite A
            North Miami Beach, Florida                         33179
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:        (305) 653-7090
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes          No  X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 5, 1996 was 4,813,750.

SIGNATURE
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned thereon duly authorized.


                                    HIREL HOLDINGS, INC. AND SUBSIDIARIES



                                      By: /s/  Vincent Montelione
                                              --------------------------------
                                               Vincent Montelione,President
Date : September 9, 1996