Form 10QSB/A
period 1996-06-30
HIREL HOLDINGS INC
filed 1996-11-19
CIK 1015115

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                  FORM 10-QSB/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1996    Commission File Number   0-28524

                              HIREL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                       65-0666239
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)


            650 S.W. 16th Terrace
            Pompano Beach, Florida                              33069
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:             (954) 942-5390
                                                        ----------------------


          19599 N.E. 10th Avenue, Suite A, North Miami Beach, Florida 33179 (Former Name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes          No  X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of as of the latest practicable date: At September 5, 1996, there were 4,813,750 shares of the Registrant's $.0001 par value common stock outstanding.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO 10-QSB
------------------------------------------------------------------------------



Part I:  Financial Information

Item 1.  Financial Statements

Combined Balance Sheet as of June 30, 1996 [Unaudited]........3

Combined Statements of Operations for the three and six months ended
June 30, 1996 and 1995 [Unaudited]............................4

Combined Statements of Cash Flows for the six months ended
June 30, 1996 and 1995 [Unaudited]............................5

Notes to Combined Financial Statements........................6......7

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................8......11

Part II.  Other Information

Signature Page................................................12






                           . . . . . . . . . . . . .




Item 1:  Financial Statements

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


COMBINED BALANCE SHEET AS OF JUNE 30, 1996
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash                                                                  $   449,912
  Accounts Receivable [Net of Allowance for Doubtful Accounts
   of $30,439]                                                              577,138
  Inventory                                                                 776,874
  Other Current Assets                                                       19,391
                                                                        -----------

  Total Current Assets                                                    1,823,315

Property and Equipment - Net                                                760,166
                                                                        -----------

Other Assets:
  Loans Receivable - Related Parties                                        342,886
  Deferred Offering Costs                                                   275,940
  Other Assets                                                               76,804
                                                                        -----------

  Total Other Assets                                                        695,630

  Total Assets                                                          $ 3,279,111
                                                                        ===========

Liabilities and Stockholder's Equity:
Current Liabilities:
  Line of Credit                                                        $ 1,310,339
  Accounts Payable                                                          495,359
  Due to Stockholder                                                        195,000
  Other Current Liabilities                                                 128,244
                                                                        -----------

  Total Current Liabilities                                               2,128,942

Loan Payable - Related Party                                                 10,036
                                                                        -----------

Commitments and Contingencies                                                    --

Stockholder's Equity:
  Preferred Stock - $.001 Par Value, 1,000,000 Shares Authorized,
   None Issued or Outstanding                                                    --

  Common Stock, $.001 Par Value, 24,000,000 Shares Authorized,
   3,750,000 Shares Issued and Outstanding                                    3,750

  Paid-in Capital                                                         1,169,854

  Retained [Deficit]                                                        (33,471)

  Total Stockholder's Equity                                              1,140,133

  Total Liabilities and Stockholder's Equity                            $ 3,279,111
                                                                        ===========


See Notes to Combined Financial Statements.

                                         3


HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


COMBINED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                 Three months ended           Six months ended
                                       June 30,                    June 30,
                                       --------                    --------
                                 1 9 9 6       1 9 9 5       1 9 9 6       1 9 9 5
                                 -------       -------       -------       -------

Net Sales:
  Computer Equipment            $5,834,427   $ 4,185,919   $12,497,056  $ 9,264,073
  Computer Equipment - Related Party    --       633,562           --     2,491,111
  Fuel Injection Systems           604,954            --      929,394            --
                                ----------   -----------   ----------   -----------

  Total Net Sales                6,439,381     4,819,481   13,426,450    11,755,184
                                ----------   -----------   ----------   -----------

Cost of Goods Sold:
  Computer Equipment             5,674,124     4,618,934   11,852,878    11,342,443
  Fuel Injection Systems           427,991            --      606,586            --
                                ----------   -----------   ----------   -----------

  Total Cost of Goods Sold       6,102,115     4,618,934   12,459,464    11,342,443
                                ----------   -----------   ----------   -----------

  Gross Profit                     337,266       200,547      966,986       412,741
                                ----------   -----------   ----------   -----------

Expenses:
  General and Administrative
  Expenses                         472,353     119,868      914,154       240,110
  Research and Development          71,124            --       79,936            --
                                ----------   -----------   ----------   -----------

  Total Expenses                   543,477       119,868      994,090       240,110
                                ----------   -----------   ----------   -----------

Operating [Loss] Income           (206,211)       80,679       27,104       172,631
                                ----------   -----------   ----------   -----------

Other Income [Expense]:
  Interest Expense                 (12,964)           --      (63,901)           --
  Interest Income - Related Parties  7,645            --       14,750            --
  Loss on Sale of Asset                 --            --      (41,574)           --
  Rental Income - Related Party      9,000            --        9,000            --
                                ----------   -----------   ----------   -----------

  Total Other [Expense]              3,681            --      (81,725)           --
                                ----------   -----------   ----------   -----------

  Net [Loss] Income Before Pro
   Forma Income Tax Adjustment    (202,530)       80,679     (108,829)      172,631

Pro Forma Income Tax
  Adjustments                           --        25,850           --        64,950
                                ----------   -----------   ----------   -----------

  Pro Forma Net [Loss] Income   $ (202,530)  $    54,829   $ (108,829)  $   107,681
                                ==========   ===========   ==========   ===========

  [Loss] Earnings Per Share     $     (.05)  $       .02   $     (.03)  $       .04
                                ==========   ===========   ==========   ===========

Weighted Average Common Shares
  Outstanding                    3,750,000     2,750,000    3,750,000     2,750,000
                                ==========   ===========   ==========   ===========


See Notes to Combined Financial Statements.

                                         4


HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


COMBINED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Six months ended
                                                                   June 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Operating Activities:
  Net [Loss] Income                                        $ (108,829)  $   172,631
                                                           ----------   -----------
  Adjustments  to  Reconcile  Net  Income to Net Cash  [Used  for]  Provided  by
   Operating Activities:
   Depreciation                                                51,653         2,953
   Amortization                                                44,652            --
   Loss on Sale of Asset                                       41,574            --
   Provision for Losses on Accounts Receivable                 20,439           940

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                     (247,158)      (55,951)
     Inventory                                               (375,008)        4,058
     Other Current Assets                                     (13,432)       (1,636)

   Increase [Decrease] in:
     Accounts Payable                                        (198,641)       46,089
     Other Current Liabilities                                (64,220)      (30,628)
                                                           ----------   -----------

   Total Adjustments                                         (740,141)      (34,175)
                                                           ----------   -----------

  Net Cash - Operating Activities                            (848,970)      138,456
                                                           ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                          (11,611)         (109)
  Proceeds from Sale of Equipment                              85,000            --
  Loans Receivable - Related Party                           (119,782)           --
                                                           ----------   -----------

  Net Cash - Investing Activities                             (46,393)         (109)
                                                           ----------   -----------

Financing Activities:
  Increase in Deferred Offering Costs                        (302,328)           --
  Distributions                                              (384,317)     (265,000)
  Advances from Line of Credit                              3,970,052            --
  Repayments on Line of Credit                             (3,320,519)           --
  Advances from Related Parties                               268,283       449,584
  Repayments to Related Parties                               (93,137)     (399,234)
  Proceeds from Equity Sales                                  649,000            --
                                                           ----------   -----------

  Net Cash - Financing Activities                             787,034      (214,650)
                                                           ----------   -----------

  Net [Decrease] in Cash                                     (108,329)      (76,303)

Cash - Beginning of Periods                                   558,241        88,581
                                                           ----------   -----------

  Cash - End of Periods                                    $  449,912   $    12,278
                                                           ==========   ===========



See Notes to Combined Financial Statements.


                                         5

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


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

In opinion of management, the accompanying unaudited financial statements included in the Form 10- QSB reflect all adjustments [consisting only of normal recurring accruals] necessary to make the interim financial statements not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The following pro forma unaudited information gives effect to the results the Company would have reflected for three months and six months periods ended June 30, 1995 had the predecessor of HTL [Cutler Induction Systems, Inc.] been included in the combined statements of operations.

                                          Three months ended Six months ended
                                             June 30, 1995     June 30, 1995

Net Sales - Computer Equipment                $ 4,819,481        $11,755,184
Net Sales - Fuel Injection Systems                346,377           487,145
                                              -----------        ----------

  Total Net Sales                             $ 5,165,858        $12,242,329
  ---------------                             ===========        ===========

Net Loss                                      $  (249,406)       $ (615,953)
--------                                      ===========        ==========

Net Loss Per Share                            $      (.07)       $     (.16)
------------------                            ===========        ==========

Weighted Average Common Shares Outstanding      3,750,000         3,750,000

For further information, refer to the financial statements and footnotes included in the Company's Form SB-2, filed July 22, 1996.

[2] Inventory

The components of inventory as of June 30, 1996 are as follows:

Raw Materials                  $   243,146
Work-in-Process                     15,515
Finished Goods                     518,213
                               -----------

  Total                        $   776,874
  -----                        ===========

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO COMBINED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



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

                      .   .   .   .   .   .   .   .   .   .

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

The Combined Statement of Operations for the three months ended June 30, 1996 reflects Total Net Sales of $6,439,381, and Gross Profit of $337,266. This resulted in a Gross Profit Margin of 5.2% and a Pro Forma Net loss of $202,530. The Combined Statement of Operations for the three months ended June 30, 1995 reflected Total Net Sales of $4,819,481 and Gross Profit of $200,547, resulting in a Gross Profit Margin of 4.1%. Income Before Income Taxes for the three months ended June 30, 1995 was $80,679, and Pro Forma Net Income was $54,829.

Any comparisons between the Combined Statement of Operations for the three months ended June 30, 1996 and the three months ended June 30, 1995 must made in light of the discussion that follows. The Combined Statement of Operations for the three months ended June 30, 1996 includes the results from operations for both of its subsidiaries, Hirel Marketing, Inc. and Hirel Technologies, Inc. The Combined Statement of Operations for the three months ended June 30, 1995 only includes the operations of HMI, and does not include the operations of HTI, which did not commence business [through a predecessor entity] until October 24, 1995. The sections below compare the operations of HMI and HTI for the three months ended June 30, 1996 and June 30, 1995 separately.

Hirel Marketing, Inc.

Hirel Marketing, Inc. ["HMI"] is the subsidiary of the Company that is a distributor of microcomputer hardware, peripherals and related communications products. Net sales increased by $1,015,000, which is an increase of 21% during the second quarter 1996, as compared to the second quarter 1995. Gross Profit on computer equipment sold decreased by approximately $40,000, which is a decrease of 20%. The Gross Profit margin for the second quarter 1996 was 2.75%, which is a decrease from the Gross Profit margin of 4.16% for the second quarter 1995.

On June 21, 1995, HMI obtained a $1,000,000 line of credit. This line of credit is used to finance letters of credit used by HMI to purchase inventory. The line of credit allows HMI the option of paying upon presentation or financing the inventory purchases for up to 90 days. The line of credit carries interest at the Citibank prime rate [8.5% at June 30, 1996] plus 2% to a maximum of 18%. The line of credit is subject to renewal annually is collateralized by all corporate assets and is guaranteed by Vincent Montelione. The line of credit was increased to $2,000,000 on December 26, 1995. As of June 30, 1996, borrowings under the line of credit were $1,310,339, as compared to $0 as of June 30, 1995. Letters of credit which have not yet been presented for payment, are included on the financial statements under the caption "Accounts Payable," and totaled $437,349 as of June 30, 1996, as compared to $-0- as of June 30, 1995. The interest expense associated with the line of credit was $12,964 for the three months ended June 30, 1996. Management intends to continue to seek favorable opportunities to purchase inventory using, where appropriate, financing available through the line of credit.

In the second quarter 1996, total General and Administrative Expenses attributable to HMI were $205,192. This increase of approximately $85,000 in General and Administrative Expenses is primarily attributable to the amortization of the loan origination costs and bank charges associated with the line of credit [approximately $31,000] and increases in salaries and payroll taxes [approximately $37,000].

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------




During the quarter ended June 30, 1996, a private placement was successfully completed whereby $500,000 was raised as additional stockholders equity. This additional stockholders equity was obtained in large part to offset the costs incurred in connection with the initial public offering of the Company, which was completed on July 22, 1996. As of June 30, 1996, total deferred offering costs were $275,940.

The Pro Forma Net Loss attributable to the operations of HMI was $50,206 for the fiscal quarter ended June 30, 1996, as compared to Pro Forma Net Income of $54,829 for the fiscal quarter ended June 30, 1995. This decrease is primarily the result of a decrease in Gross Profit and increased General and Administrative Expenses during the fiscal quarter ended June 30, 1996.

Hirel Technologies, Inc.

Hirel Technologies, Inc. ["HTI"], through its predecessor entity, Hirel Technologies, Ltd. ["HTL"] began operations on October 24, 1995. HTI is a subsidiary of the Company that develops and sells fuel injection systems, related components and other products designed to enhance the performance of gasoline powered engines For the fiscal quarter ended June 30, 1996, HTI had total revenue of $604,954, of which $324,260 came from original equipment manufacturer ["OEM"] customers and the remaining $280,694 resulted from sales to after market purchasers. A single OEM customer accounted for approximately 48% of revenues for the fiscal quarter ended June 30, 1996, and although the disruption or loss of that customer may have a material adverse effect on the total revenues of HTI, Management believes that the relationship with this and other OEM customers will strengthen and broaden in the future.

Total General and Administrative Expenses for the fiscal quarter ended June 30, 1996 totaled $230,161, and consisted primarily of salaries and payroll taxes of approximately $110,000. Research and Development Expenses incurred during the fiscal quarter ended June 30, 1996 were $71,124. Management believes that HTI will continue to incur Research and Development Expenses as it endeavors to develop new products and enhancements of existing products that are consistent with the current product line. The loss from operations for the fiscal quarter ended June 30, 1996, was $115,322.

While the quarter ended June 30, 1996 reflects the operations of HTI, the comparative quarter ended June 30, 1995, does not reflect the operations of Cutler Induction Systems, Inc., a Florida corporation ["Cutler"] that originally developed the intellectual property rights acquired by HTL from Cutler and that is related to HTL by certain common beneficial ownership. For a complete discussion of the acquisition of certain property rights by HTL and certain issues related thereto, please see the Registration Statement [Form SB-2] as filed with the Securities and Exchange Commission and effective as of July 22, 1996. As noted in footnote 1 of the Combined Financial Statements, had the results of Cutler been included in the statement of operations for HTI for the fiscal quarter ended June 30, 1995, the loss from operations would have been $193,594. Net sales of Fuel Injection Systems for that period were $346,377, as compared to $604,954 sold by HTI during the fiscal quarter ended June 30, 1996.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

The Combined Statement of Operations for the six months ended June 30, 1996 reflects Total Net Sales of $13,426,450, and Gross Profit of $966,986. This resulted in a Gross Profit Margin of 7.2% and Pro Forma Net Loss of $108,829. The Combined Statement of Operations for the six months ended June 30, 1995 reflected Total Net Sales of $11,755,184 and Gross Profit of $412,741, resulting in a Gross Profit Margin of 3.5%. Income Before Pro Forma Income Tax Adjustments for the six months ended June 30, 1995 was $172,631, and Pro Forma Net Income was $107,681.

As noted previously, any comparisons between the Combined Statement of Operations for the six months ended June 30, 1996 and the six months ended June 30, 1995 must made in light of the discussion that follows. The Combined Statement of Operations for the six months ended June 30, 1996 includes the results from operations for both HMI and HTI. The Combined Statement of Operations for the six months ended June 30, 1995 only includes the operations of HMI, and does not include the operations of HTI. The sections below compare the operations of HMI and HTI for the six months ended June 30, 1996 and June 30, 1995 separately.

Hirel Marketing, Inc.

Net Sales of computer equipment were $12,497,056 for the six months ended June 30, 1996, which reflects an increase of approximately $740,000 or 6.3% as compared to the six months ended June 30, 1995. The Gross Profit Margin for the six months ended June 30, 1996 increased to 5.2%, as compared to 3.5% for the six months ended June 30, 1995. Management believes that this increase in Gross Profit Margin was, in part, reflective of enhanced buying opportunities as a result of the availability of the line of credit, which is more fully described above. The interest expense associated with the line of credit was $63,901 for the six months ended June 30, 1996.

General and Administrative Expenses for the six months ended June 30, 1996 totaled $450,340, as compared to $240,110 of General and Administrative Expenses incurred during the six months ended June 30, 1995. The increase in General and Administrative Expenses was primarily attributable to the increase in payroll and related employee taxes resulting from the increase in Net Sales [approximately $80,000], as well as increases in rent and telephone expenses [approximately $23,000]. Further, HMI incurred certain loan origination fees in connection with obtaining the $1,000,000 line of credit referenced above, as well as in connection with the increase in the line of credit to $2,000,000. Amortization of loan origination fees and related bank charges [and included under General and Administrative Expenses] charged to operations during the six months ended June 30, 1996 was $78,084.

Income before Income Taxes attributable to HMI for the six months ended June 30, 1996 was $151,100, as compared to $172,631 for the six months ended June 30, 1995.

Hirel Technologies, Inc.

As previously noted, HTI [through its predecessor HTL] began operations on October 24, 1995. For the six months ended June 30, 1996, HTI had total sales of $929,394 in Fuel Injection Systems, of which $500,660 came from OEM customers and $428,734 were from sales to after market purchasers. The Gross Profit attributable to such systems was $322,808, a Gross Profit margin of 35%. The General and Administrative Expenses for HTI during the six months ended June 30, 1996 totaled $426,814, and Research and Development Expenses during that time totaled $79,936 [substantially all of which were incurred in the second quarter of 1996]. The General and Administrative Expenses consisted primarily of salary and payroll taxes of $232,156, rent of $50,345, and depreciation of $45,990. The total loss of HTI for the six months ended June 30, 1996, was $137,929, of which $96,355 was the loss from operations and interest expense, and $41,574 was the loss from the sale of a capital asset.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



As noted previously, the Pro Forma Combined Statement of Operations for the six month period ended June 30, 1995, does not reflect the operations of Cutler Induction Systems, Inc. As set forth in footnote 1, had the operations of Cutler been included in the statement of operations for HTI for the six months ended June 30, 1995, the loss before income taxes would have been $788,584. This compares to the loss before income taxes of HTI for the six months ended June 30, 1996 of $137,929.

Liquidity and Capital Resources

Cash balances at June 30, 1996 were $449,912, an increase from the cash balance of $12,278 at June 30, 1995. This increase as reflected on the Combined Statement of Cash Flows is primarily the result of the following:

Net cash used for operating activities was $848,970 for the six months ended June 30, 1996, compared to net cash generated from operating activities of $138,456 for the same period in 1995. This change is primarily attributable to the increases in accounts receivable of $247,158 and inventory of $375,008, and a decrease in accounts payable of $198,641.

Net cash used in investing activities was $46,393 for the six months ended June 30, 1996, due largely to an increase in loans receivable-related party of $119,782. This was partially offset by proceeds from the sale of equipment of $85,000. There were insignificant investing activities for the same six months ended June 30, 1995.

Net cash provided by financing activities totaled $787,034 for the six month period ending June 30, 1996, as compared to a net use of cash from financing activities of $214,650 at June 30, 1995. This change is the result of proceeds from draws under the line of credit in excess of repayments on the same line of $649,533, proceeds from equity sales of $649,000, and net related party advances of $175,146. Net cash provided by financing activities decreased as a result of distributions of $384,000 and expenses of $302,328 associated with the public offering [which subsequently occurred on July 22, 1996].

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

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned thereon duly authorized.


                                       HIREL HOLDINGS, INC.




                           By: /s/ Vincent Montelione
                               Vincent Montelione,
                                Duly Authorized and Chief Financial Officer
November 19, 1996