Form 10QSB
period 1996-09-30
HIREL HOLDINGS INC
filed 1996-11-19
CIK 1015115

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     September 30, 1996    Commission File Number   0-28524

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13
or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At November 13, 1996, there were 4,818,750 shares of the Registrant's $.001 par value common stock outstanding.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO 10-QSB
------------------------------------------------------------------------------



Part I:  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of September 30, 1996 [Unaudited]3

Consolidated Statements of Operations for the three and nine months ended
September 30, 1996 and 1995 [Unaudited].......................4

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1996 and 1995 [Unaudited].......................5

Notes to Consolidated Financial Statements....................6......7

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................8......11

Part II.  Other Information...................................12

Signature Page................................................13






                 .   .   .   .   .   .   .   .   .   .   .   .



PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1996
[UNAUDITED]
------------------------------------------------------------------------------



Assets:
Current Assets:
  Cash and Cash Equivalents                                             $ 4,084,442
  Accounts Receivable [Net of Allowance for Doubtful Accounts
   of $23,918]                                                              747,380
  Inventory                                                               1,343,993
  Other Current Assets                                                      672,485
                                                                        -----------

  Total Current Assets                                                    6,848,300

Property and Equipment - Net                                                768,900
                                                                        -----------

Other Assets:
  Loans Receivable - Related Parties                                        385,864
  Other Assets                                                              124,466
                                                                        -----------

  Total Other Assets                                                        510,330

  Total Assets                                                          $ 8,127,530
                                                                        ===========

Liabilities and Stockholders' Equity:
Current Liabilities:
  Line of Credit                                                        $ 1,540,221
  Accounts Payable                                                          619,251
  Other Current Liabilities                                                 204,123
                                                                        -----------

  Total Current Liabilities                                               2,363,595

Loan Payable - Related Party                                                 13,111
                                                                        -----------

Commitments and Contingencies                                                    --

Stockholders' Equity:
  Preferred Stock - $.001 Par Value, 1,000,000 Shares Authorized,
   None Issued or Outstanding                                                    --

  Common Stock, $.001 Par Value, 24,000,000 Shares Authorized,
   4,813,750 Shares Issued and Outstanding                                    4,814

  Paid-in Capital                                                         5,963,674

  Retained Earnings [Deficit]                                              (217,664)

  Total Stockholders' Equity                                              5,750,824

  Total Liabilities and Stockholders' Equity                            $ 8,127,530
                                                                        ===========


See Notes to Consolidated Financial Statements.

                                         3


HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                   Three months ended         Nine months ended
                                      September 30,             September 30,
                                      -------------             -------------

                                  1 9 9 6       1 9 9 5      1 9 9 6       1 9 9 5
                                  -------       -------      -------       -------
Net Sales:
  Computer Equipment            $5,617,666   $ 5,410,515   $18,114,722  $14,674,588
  Computer Equipment - Related Party    --            --           --     2,491,111
  Fuel Injection Systems           324,127            --    1,253,521            --
                                ----------   -----------   ----------   -----------

  Total Net Sales                5,941,793     5,410,515   19,368,243    17,165,699
                                ----------   -----------   ----------   -----------

Cost of Goods Sold:
  Computer Equipment             5,366,022     5,177,509   17,218,900    16,519,952
  Fuel Injection Systems           221,452            --      828,038            --
                                ----------   -----------   ----------   -----------

  Total Cost of Goods Sold       5,587,474     5,177,509   18,046,938    16,519,952
                                ----------   -----------   ----------   -----------

  Gross Profit                     354,319       233,006    1,321,305       645,747
                                ----------   -----------   ----------   -----------

Expenses:
  General and Administrative Expenses527,936     196,031    1,442,090       436,141
  Research and Development          70,644            --      150,580            --
                                ----------   -----------   ----------   -----------

  Total Expenses                   598,580       196,031    1,592,670       436,141
                                ----------   -----------   ----------   -----------

  Operating [Loss] Income         (244,261)       36,975     (271,365)      209,606
                                ----------   -----------   ----------   -----------

Other Income [Expense]:
  Rental Income - Related Party      9,000            --       18,000            --
  Interest Expense                 (36,930)       (5,103)    (100,831)       (5,103)
  Interest Income                   32,843            --       32,843            --
  Interest Income - Related Parties  8,210            --       22,960            --
  Loss on Sale of Asset                 --            --      (41,574)           --
                                ----------   -----------   ----------   -----------

  Total Other Income [Expense]      13,123        (5,103)     (68,602)       (5,103)
                                ----------   -----------   ----------   -----------

  [Loss] Income Before Pro Forma
   Income Tax Adjustments         (231,138)       31,872     (339,967)      204,503

Pro Forma Income Tax
  Adjustments                           --         4,920           --        69,870
                                ----------   -----------   ----------   -----------

  Pro Forma Net [Loss] Income   $ (231,138)  $    26,952   $ (339,967)  $   134,633
                                ==========   ===========   ==========   ===========

  Pro Forma [Loss] Earnings
   Per Share                    $     (.05)  $       .01   $     (.08)  $       .05
                                ==========   ===========   ==========   ===========

Weighted Average Common Shares
  Outstanding                    4,559,375     2,750,000    4,021,761     2,750,000
                                ==========   ===========   ==========   ===========

See Notes to Consolidated Financial Statements.

                                         4


HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                               Nine months ended
                                                                 September 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Operating Activities:
  Net [Loss] Income                                        $ (339,967)  $   204,503
                                                           ----------   -----------
  Adjustments  to Reconcile Net [Loss] Income to Net Cash [Used for] Provided by
   Operating Activities:
   Depreciation                                                75,477         4,428
   Amortization                                                69,060            --
   Loss on Sale of Asset                                       41,574            --
   Provision for Losses on Accounts Receivable                 21,099           940

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                     (418,059)        2,440
     Inventory                                               (942,127)      (51,379)
     Other Current Assets                                    (666,528)       (1,332)
     Other Assets                                             (73,458)           --

   Increase [Decrease] in:
     Accounts Payable                                         (49,707)      (45,592)
     Other Current Liabilities                                (13,385)      (39,629)
                                                           ----------   -----------

   Total Adjustments                                       (1,956,054)     (130,124)
                                                           ----------   -----------

  Net Cash - Operating Activities                          (2,296,021)       74,379
                                                           ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                          (44,267)         (109)
  Proceeds from Sale of Equipment                              85,000            --
  Advances - Related Party                                   (162,660)     (476,274)
                                                           ----------   -----------

  Net Cash - Investing Activities                            (121,927)     (476,383)
                                                           ----------   -----------

Financing Activities:
  Payment of Loan Renewal Fee                                 (25,000)           --
  Distributions                                              (384,317)     (726,061)
  Advances from Line of Credit                              6,039,318     1,384,093
  Repayments on Line of Credit                             (5,159,903)     (643,891)
  Advances from Related Parties                               287,483       449,584
  Repayments to Related Parties                              (304,261)           --
  Proceeds from Equity Sales                                  649,000            --
  Net Proceeds from Initial Public Offering                 4,841,829            --
                                                           ----------   -----------

  Net Cash - Financing Activities                           5,944,149       463,725
                                                           ----------   -----------

  Net Increase in Cash and Cash Equivalents                 3,526,201        61,721

Cash and Cash Equivalents - Beginning of Periods              558,241        88,581
                                                           ----------   -----------

  Cash and Cash Equivalents - End of Periods               $4,084,442   $   150,302
                                                           ==========   ===========

See Notes to Consolidated Financial Statements.


                                         5

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------


[1] Basis of Presentation

The unaudited consolidated financial statements as of and for the period ended September 30, 1996 give retroactive effect to the acquisition by Hirel Holdings, Inc. [the "Company"] of all of the outstanding common stock of Hirel Marketing, Inc. [an S corporation] ["HMI"] and Hirel Technologies, Inc. ["HTI"] on July 22, 1996. HTI is the successor to Hirel Technologies, Ltd. ["HTL"], a limited partnership. The financial statements of the Company are presented on a consolidated basis commencing July 22, 1996. Prior to that date the separate results of HMI and HTI [including HTL as predecessor from inception on October 24, 1995] have been consolidated on a basis consistent with that of consolidated financial statements in a manner similar to a pooling of interests and giving retroactive effect to the issuance of 2,750,000 shares of the Company's common stock to the stockholders of HMI, and 1,000,000 shares of the Company's common stock to the stockholders of HTI. Additionally, the S corporation and partnership equity sections of HMI and HTL as predecessor to HTI have been reclassified to additional paid-in capital. No adjustment of assets to "fair value" has been recorded and all intercompany balances and transactions have been eliminated.

In opinion of management, the accompanying unaudited financial statements included in the Form 10- QSB reflect all adjustments [consisting only of normal recurring accruals] necessary to make the interim financial statements not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The following pro forma unaudited information gives effect to the results the Company would have reflected for three months and nine months periods ended September 30, 1995 had the predecessor of HTL [Cutler Induction Systems, Inc.] been included in the consolidated statements of operations.

                                          Three months ended Nine months ended
                                          September 30, 1995September 30, 1995

Net Sales - Computer Equipment                $ 5,401,515        $17,165,699
Net Sales - Fuel Injection Systems                174,052           661,197
                                              -----------        ----------

  Total Net Sales                             $ 5,584,567        $17,826,896
  ---------------                             ===========        ===========

Net Loss                                      $  (644,653)       $(1,260,605)
--------                                      ===========        ===========

Net Loss Per Share                            $      (.17)       $     (.34)
------------------                            ===========        ==========

Weighted Average Common Shares Outstanding      3,750,000         3,750,000

For further information, refer to the financial statements and footnotes included in the Company's Form SB-2, filed July 22, 1996.

[2] Inventory

The components of inventory as of September 30, 1996 are as follows:

Raw Materials                  $   279,772
Work-in-Process                     35,732
Finished Goods                   1,028,489
                               -----------

  Total                        $ 1,343,993
  -----                        ===========

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[3] Income Taxes

Income taxes are provided, where appropriate, on historical earnings of each combining company. Pro forma income tax adjustments are provided to reflect an estimate of income tax expense had the consolidated companies been subject to federal and state income taxes for each period presented.

[4] Earnings Per Share

Earnings per share is based on the weighted average number of common shares outstanding for each period presented and gives retroactive effect to the combination discussed in Note 1, and to the public offering of 1,063,750 shares of the Company's common stock on July 22, 1996. The Company does not have any common stock equivalents outstanding.

[5] Initial Public Offering

On July 22, 1996, the Company realized net proceeds of $4,841,829 through the sale of 1,063,750 shares of common stock.




                      .   .   .   .   .   .   .   .   .   .

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

The Consolidated Statement of Operations for the three months ended September 30, 1996 reflects Total Net Sales of $5,941,793, Gross Profit of $354,319 or 6.0%, and Pro Forma Net Loss of $231,138. The Combined Statement of Operations for the three months ended September 30, 1995 reflected Total Net Sales of $5,410,515, Gross Profit of $233,006 or 4.3% and Income Before Pro Forma Income Tax Adjustments of $31,872.

Any comparisons between the Consolidated Statement of Operations for the three months ended September 30, 1996 and the three months ended September 30, 1995 must be made in light of the discussion that follows. The Consolidated Statement of Operations for the three months ended September 30, 1996 includes the results of operations for parent company, Hirel Holdings, Inc. ["HHI"], and both of its wholly-owned subsidiaries, Hirel Marketing, Inc. ["HMI"] and Hirel Technologies, Inc. ["HTI"]. The Combined Statement of Operations for the three months ended September 30, 1995 includes only the operations of HMI, and does not include the operations for HHI, which did not commence business until July 22, 1996, the effective date of the Company's initial public offering, or HTI, which did not commence business [through a predecessor entity] until October 24, 1995. The sections below compare the operations of HMI and HTI for the three months ended September 30, 1996 and September 30, 1995 separately.

HHI incurred a net loss of $74,360 for the three months ended September 30, 1996 consisting primarily of payroll of $66,055 and expenses associated with being a public company of $41,148 offset by interest income of $32,843 on investment of the net proceeds from the Company's initial public offering.

Hirel Marketing, Inc.

Hirel Marketing, Inc. ["HMI"] is the subsidiary of the Company that is a distributor of microcomputer hardware, peripherals and related communication products. Net Sales increased by $207,151 or 3.8%, to $5,617,666 in the third quarter 1996 from $5,410,515 in the third quarter 1995. Gross Profit on computer equipment sold increased by approximately $19,000 or 8%. The Gross Profit margin for the third quarter of 1996 was 4.48%, which compared to the Gross Profit margin of 4.31% for the third quarter of 1995.

On June 21, 1995, HMI obtained a $1,000,000 line of credit. This line of credit is used to finance letters of credit used by HMI to purchase inventory. The line of credit allows HMI the option of paying upon presentation or financing the inventory purchases for up to 90 days. The line of credit carries interest at the Citibank prime rate [8.5% at September 30, 1996] plus 2% to a maximum of 18%. The line of credit is subject to renewal annually, is collateralized by all corporate assets, and is guaranteed by Vincent Montelione, President of HHI. The line of credit was increased to $2,000,000 on December 26, 1995. As of September 30, 1996, borrowings under the line of credit were $1,540,221, as compared to $740,202 as of September 30, 1995. Interest expense associated with the line of credit was $36,930 for the three months ended September 30, 1996 compared to $5,103 for the three months ended September 30, 1995. Management intends to continue to seek favorable opportunities to purchase inventory using, where appropriate, financing available through the line of credit and the proceeds from the Company's initial public offering.

In  the  third  quarter  1996,   total  General  and   Administrative   Expenses
attributable to HMI were $197,004 compared to $196,031 for the third quarter of 1995.

Income Before Pro Forma Income Tax Adjustments attributable to the operations of HMI remained relatively unchanged decreasing from $31,872 for the quarter ended September 30, 1995 to $29,942 for the quarter ended September 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------


Hirel Technologies, Inc.

Hirel Technologies, Inc. ["HTI"], through its predecessor entity, Hirel Technologies, Ltd. ["HTL"] began operations on October 24, 1995. HTI is a subsidiary of the Company that develops and sells fuel injection systems, related components and other products designed to enhance the performance of gasoline powered engines. For the quarter ended September 30, 1996, HTI had total revenue of $324,127, of which $225,264 came from original equipment manufacturer ["OEM"] customers and the remaining $98,863 resulted from sales to aftermarket purchasers. A single unaffiliated OEM customer accounted for approximately 69% of revenues for the fiscal quarter ended September 30, 1996.

The General and Administrative Expenses for the quarter ended September 30, 1996 totaled $223,728, and consisted primarily of payroll and payroll taxes of $100,418, rent of $24,684, insurance of $16,312, telephone of $11,111 and depreciation of $21,005. Research and Development Expenses incurred during the quarter ended September 30, 1996 were $70,644. Management believes that HTI will continue to incur Research and Development Expenses as it endeavors to develop new products and enhancements of existing products that are consistent with the current product line. The loss from operations for the quarter ended September 30, 1996 was $186,720 as a result of research and development expenses and other expenses related to the creation of an infrastructure for HTI. Management believes that these losses may continue for the next six to nine months.

While the quarter ended September 30, 1996 reflects the operations of HTI, the comparative quarter ended September 30, 1995, does not reflect the operations of Cutler Induction Systems, Inc., a Florida corporation ["Cutler"] that originally developed the intellectual property rights acquired by HTL from Cutler and that is related to HTL by certain common beneficial ownership. For a complete discussion of the acquisition of certain property rights by HTL and certain issues related thereto, please see the Registration Statement [Form SB-2, File No. 333-4686-A] as filed with the Securities and Exchange Commission and effective as of July 22, 1996. As noted in the footnote 1 of the Consolidated Financial Statements, had the results of Cutler been included in the statement of operations for HTI for the quarter ended September 30, 1995, the loss from operations would have been $676,525. Net sales of Fuel Injection Systems for that period were $174,052, as compared to $324,127 sold by HTI during the quarter ended September 30, 1996.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

The Consolidated Statement of Operations for the nine months ended September 30, 1996 reflects Total Net Sales of $19,368,243, Gross Profit of $1,321,305 or
6.8%, and Pro Forma Net Loss of $339,967, compared to Total Net Sales of $17,165,699, Gross Profit of $645,747 or 3.8% and Pro Forma Net Income of $134,633 for the nine months ended September 30, 1995.

As noted previously, any comparisons between the Statement of Operations for the nine months ended September 30, 1996 and the nine months ended September 30, 1995 must be made in light of the discussion that follows. The Consolidated Statement of Operations for the nine months ended September 30, 1996 includes the results of operations for HHI and its subsidiaries, HMI and HTI. The Combined Statement of Operations for the nine months ended September 30, 1995 includes only the results of operations of HMI, and does not include the results of operations for HHI or HTI. The sections below compare the results of operations of HMI and HTI for the nine months ended September 30, 1996 and September 30, 1995, separately.

HHI incurred a net loss of $111,360 for the nine months ended September 30, 1996 consisting primarily of payroll of $103,055 and expenses associated with being a public company of $41,148 offset by interest income of $32,843 on investment of the net proceeds from a sale of the Company's common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Hirel Marketing, Inc.

Net Sales of computer equipment were $18,114,722 for the nine months ended September 30, 1996, which reflects an increase of approximately $949,000 or 5.5% compared to the nine months ended September 30, 1995. The Gross Profit for the nine months ended September 30, 1996 increased to 4.9% compared to 3.8% for the nine months ended September 30, 1995. Management believes that this increase in Gross Profit was, in part, reflective of enhanced buying opportunities as a result of the availability of the line of credit which is more fully described above. Interest expense associated with the line of credit was $100,831 for the nine months ended September 30, 1996.

General and Administrative Expenses for the nine months ended September 30, 1996 were $647,345 compared to $436,141 for the nine months ended September 30, 1995. The increase was primarily attributable to an increase in payroll and payroll taxes of approximately $50,000 resulting from commissions paid on the increase in net sales as well as increases in advertising, bad debts, insurance, rent and telephone expenses of approximately $75,000. Furthermore, HMI incurred certain loan origination fees in connection with obtaining the $1,000,000 line of credit referenced above, as well as the increase in the line of credit to $2,000,000. Amortization of loan origination fees and related bank charges included General and Administrative Expenses for the nine months ended September 30, 1996 were approximately $116,000 compared to approximately $21,000 for the nine months ended September 30, 1995.

Income Before Income Taxes attributable to HMI for the nine months ended September 30, 1996 was $181,042, as compared to $204,503 for the nine months ended September 30, 1995, a decrease of 11.5%.

Hirel Technologies, Inc.

As previously noted, HTI [through its predecessor HTL] began operations on October 24, 1995. For the nine months ended September 30, 1996, HTI had total sales of $1,253,521 in Fuel Injection Systems, of which $725,924 came from OEM customers and $527,597 were from sales to after market purchasers. The Gross Profit was $425,483 or 33.9%. The General and Administrative Expenses for HTI during the nine months ended September 30, 1996 totaled $650,542, and Research and Development Expenses during that period totaled $150,580.

General and Administrative Expenses consisted primarily of payroll and payroll taxes of $355,170, rent of $75,914, insurance of $40,914, telephone of $31,649 and depreciation of $66,966. The total loss of HTI for the nine months ended September 30, 1996 was $409,649, of which $368,075 was the loss from the operations after interest expense, but before a $41,574 loss on the sale of a capital asset.

As noted previously, the Pro Forma Combined Statement of Operations for the nine month period ended September 30, 1995, does not reflect the operations of Culter Induction Systems, Inc. As set forth in footnote 1, had the operations of Culter been included in the statement of operations for HTI for the nine months ended September 30, 1995, the loss before pro forma income taxes would have been $1,465,108 compared to the loss before pro forma income taxes of HTI for the nine months ended September 30, 1996 of $409,649.

Reference is made to the amended Form 10-QSB-A for Hirel Holdings, Inc. and Subsidiaries for the quarter ended June 30, 1996, wherein adjustments in the amount of $245,000 were made to the previously reported financial statements resulting in a pro forma net loss of $202,530 and $108,829 for the three and six months ended June 30, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Liquidity and Capital Resources

Cash and cash equivalents at September 30, 1996 were $4,084,442, an increase in cash of $3,526,201. This increase as reflected on the Consolidated Statement of Cash Flows is primarily the result of the following:

Net cash used for operating activities was $2,296,021 for the nine months ended September 30, 1996, compared to net cash generated from operating activities of $74,379 for the same period in 1995. This change is primarily attributable to the increases in accounts receivable of $418,059, inventory of $942,127 and other current assets of $666,528.

Net cash used in investing activities was $121,927 for the nine months ended September 30, 1996, due largely to an increase in loans receivable-related party of $162,660. This was partially offset by proceeds from the sale of equipment of $85,000.

Net cash provided by financing activities totaled $5,944,149 for the nine month period ending September 30, 1996, as compared to $463,725 for the nine months ended September 30, 1995. This change is primarily the result of proceeds from draws under the line of credit in excess of repayments on the same line of $879,415, proceeds from equity sales of $649,000, and net proceeds of $4,841,829 from the initial public offering of the Company's common stock.

HMI continues to maintain a $2,000,000 short-term line of credit with a financial institution. Amounts outstanding under the line were $1,540,221 as of September 30, 1996. HMI intends to repay the outstanding borrowings under the line through normal conversion of its short-term trade assets. The Company was not dependent upon trade terms for material, supplies and other working capital needs incurred during the nine months ended September 30, 1996.

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


                                        HIREL HOLDINGS, INC.




                                        By: /s/ William H. Aden
                                            William H. Aden,
                                     Duly Authorized and Chief Financial Officer
November 19, 1996