Form 10KSB
period 1996-12-31
HIREL HOLDINGS INC
filed 1997-04-14
CIK 1015115

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                                       OR

   [    ] Transition Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934  [No Fee Required]

For the fiscal year ended December 31, 1996  Commission file number:  333-4686-A

For the transition period from                             to

                              HIREL HOLDINGS, INC.
                 (Name of Small Business Issuer in its Charter)

      Delaware                                          65-0666239
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

650 S. W. 16th Terrace                             Pompano Beach, Florida  33069
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including are code:  954-942-5390

           Securities registered pursuant to Section 12(b) of the Act:

                              Name of Each Exchange
                   Title of Each Class             on Which Registered

                   Common Stock, par value
                   $.001 per share                       None

Securities register pursuant to Section 12(g) of the Act

                    Common Stock, par value $.001 per share
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), or (2) has been subject to such filing requirements for the past 90 days. Yes X No_____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment. [ ]
      State issuer's revenues for its most recent fiscal year:  $22,836,088

     The aggregate market value of the voting stock held by the non-affiliates of the Registrant was $15,658,700 based on the average bid and asked price reported March 31, 1997.

     State the number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1997.

          Class                                 Outstanding
     Common Stock, $.001                        5,208,750

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                    PART I


Item 1.  Business

Overview

     Hirel  Holdings,  Inc. (the  "Company")  was  incorporated  in the State of
Delaware on May 1, 1996 for the purpose of acquiring the business of Hirel Marketing, Inc., a Florida corporation ("HMI") and Hirel Technologies, Inc., a Florida corporation which is a successor to Hirel Technologies, Ltd., a limited partnership (collectively "HTI"). Hirel Technologies, Ltd. was organized in October 1995 to acquire from its sole general partner substantially all of the operating assets and intellectual property rights of Cutler Induction Systems, Inc., which through October 23, 1995 was engaged in the development and sale of fuel injection systems for marine engines. In describing HTI herein and financial results of the operations of HTI, the term "HTI" shall include Cutler Induction Systems, Inc.

     On July 22, 1996 the Company successfully completed its initial public offering of 1,063,750 shares of its common stock at $6.00 per share and completed Share Exchange Agreements and the related acquisitions of HMI and HTI which became wholly-owned subsidiaries of the Company on that date.

     HMI is a distributor of microcomputer hardware, peripherals and related communication products to value-added resellers ("VARS") and dealers in the United States, Europe, and the Pacific Rim countries. HTI develops and sells products designed to enhance the performance of fuel injection systems.

     On January 24, 1997, the Company completed its acquisition of substantially all of the assets of Marine Power, Inc. ("MPI") effective December 31, 1996. MPI, which is operated as a division of HTI, is engaged in manufacturing and marketing engines for the marine after market and original equipment manufacturers.

     The Company's executive offices are located at 650 SW 16th Terrace, Pompano Beach, FL 33069, and its telephone number is (954)942-5390.

HIREL MARKETING, INC.

General

     HMI is a distributor of  microcomputer  hardware,  peripherals  and related communication products to (i) resellers, commonly known in the industry as value-added resellers ("VARS"), who are able to offer additional value to the products by offering to the reseller's purchasers complimentary products and services to the products sold by HMI, and (ii) dealers in the United states, Europe and the Pacific Rim countries. HMI purchases its products directly from manufacturers, distributors and dealers in large quantities and sells to an active base of over 2,000 established customers. HMI emphasizes immediate turnover of products thereby creating available funds for constant purchasing and reducing warehouse, labor and other expenses. The Company offers manufacturers, distributors, VARS and dealers the ability to reach consumers on a cost efficient basis. HMI has historically concentrated on purchasing large quantities of low-end to middle-range type products which generally sell at low-margin returns.

     HMI provides its customers with microcomputers, disk drives, printers, monitors, terminals, plug-in-boards and related products. HMI also distributes certain software packages which support and are included in selected computer sales. To compliment its distribution activities, HMI provides technical assistance to its customers by telephone at no charge.

Industry

     HMI believes that the microcomputer products industry is well-suited for wholesale distribution. The large number and diversity of resellers make it cost-efficient for manufacturers to rely on wholesale distributors for at least some portion of their distribution. Similarly, due to the large number of manufacturers, resellers often cannot efficiently establish direct purchasing relationships and instead rely on wholesale distributors, such as HMI, to satisfy a portion of their product needs.

     As a result of the use of open systems and the off-the-shelf components, computer hardware and software products are increasingly viewed as commodities. The resulting price competition has prompted manufacturers and vendors to rely on more cost-efficient methods of distribution. This, coupled with shorter life cycles, has benefited distributors like HMI which offer vendors an efficient mechanism for distributing their products.

Vendor Relations and Sources of Supply

     Generally, a manufacturer will require their authorized distributors, and in turn, these authorized distributors will require their VARS and dealers, contractually to purchase and sell a specified quantity of product. HMI does not maintain exclusive supplier agreements with its suppliers requiring it to purchase or sell a specified quantity of product or restricting it from selling similar products manufactured or distributed by competitors and therefore, is not an authorized distributor or dealer. As a result, HMI has the flexibility to terminate or curtail purchases of one product or product line in favor of another product or product line due to over production of products by manufacturers, rapid technological changes in the industry, pricing considerations and customer demand. HMI's market presence enables it to purchase from manufacturers, VARS and dealers large quantities of products at competitive prices that it can resell to other VARS and dealers at competitive prices.

     Historically, a substantial amount of the merchandise purchased by HMI has included trademarked products manufactured in the United States and Pacific Rim countries, which products are sold through authorized distributors. Agreements between the manufacturer and the authorized distributor generally provide that the products may only be distributed to authorized dealers or VAR for all of the products it sells, who in turn may only resell such products to end users. In addition, the manufacturers may also require their authorized distributors, and in turn these authorized distributors will require their VARS and dealers to purchase and sell a specified quantity of product. HMI, which is not an authorized dealer, authorized distributor or VAR, purchases its products for resale directly from manufacturers, authorized distributors and authorized dealers. While the Company does not believe that purchasing directly from the manufacturers would violate any restrictive agreement, the Company believes purchasing from or selling to authorized distributors, dealers and VARs' could cause such authorized distributor, dealer or VAR to breach their respective restrictive agreement for the year ended December 31, 1996. Approximately 85% of HMI's purchases of Apple Computer, Inc. products were from authorized distributors, dealers and VAR's that are not authorized to sell to HMI. Legal causes of actions which may be brought against HMI and/or the Company in connection with the enforcement of restrictive agreements may include breach of contract, contractual and/or tortuous interference, violation of trademarks and violation of copyrights.

     Although the Company does not believe any legal cause of action will be brought against it, in the event a claim is filed against HMI and/or the Company and the plaintiff therein is successful, HMI and/or the Company may be subject to compensatory and/or punitive damages, and/or equitable relief including injunctive relief . While manufacturers, distributors or dealers have not sought enforcement of the restrictive provision in the agreements, there can be no assurances that HMI's business will not become the subject of legal actions involving manufacturers, distributors or others.

     HMI believes that authorized distributors, dealers and VARs choose to purchase from and sell to HMI in violation of their respective authorization agreements primarily as a result of their inability to dispose of all of their excess inventory or obtain enough desirable products cost effectively through authorized distribution channels. Authorization agreements require the distributors, dealers and VARs to purchase and/or sell, as the case may be, a specific quantity of product at specified prices. HMI provides authorized distributors, dealers and VARs with the ability to dispose of excess products or obtain desired products cost effectively.

     Subsequent to the effective date of the Initial Public Offering, HMI has become an authorized dealer for IBM, Motorola and Adobe software.

     HMI finances its inventory from its working capital or from a line of credit which secures letters of credit to acquire inventory. HMI has the option to pay the letters of credit upon presentation or to finance them for up to ninety (90) days.

Products

     Through December 31, 1996, substantially all of the products distributed by HMI were manufactured by Apple Computer, Inc. or are peripherals for Apple Computer, Inc. As noted above, however, HMI has recently become an authorized dealer for IBM, Motorola and Adobe software products. No determination has been made as to how much of such products will be distributed.

     HMI distributes its products on a non-exclusive basis without geographic restriction and without entering into the industry manufacturer-distributor agreements for authorization to purchase and sell the products. The following products are distributed by HMI:

     Microcomputers:  HMI distributes desk top and lap top personal computers.

     Local Area Networks and other Communication Products: Local area networks ("LANS") allow communications among microcomputers.

     Disk Drives: As computer users seek to store and manage increasing volumes of data, their demand for such data storage devices rise accordingly. HMI markets hard disk drives and optical disk storage sub-systems.

     Printers: HMI markets non-impact technologies such as laser printers and ink jet printers, and to a lesser extent, dot matrix and daisy wheel printers.

     Monitors and Terminals: HMI distributes monitors, including high resolution colored monitors, and terminals.

     Plug-in Boards: Many manufacturers build their computers with an architecture featuring open slots that accept the plug-in boards or add on modules of their manufacturers. Among other functions, these enhancement products may provide additional memory and monochrome or color graphics to the personal computer, as well as communications with mini-computers, main frame computers, or other micro-computers.

     HMI distributes certain software which support and are included in selected computer sales.

     HMI intends to seek sources other than Apple Computer, Inc. for its products. No assurances are made, however, that alternate sources for its products will be available.


Product Warranties

     Purchasers of HMI products that are not purchased directly from manufacturers, authorized distributors or VAR's do not receive the manufacturer's warranty on the products they purchase from HMI. The manufacturer's warranty does not extend to HMI purchasers since HMI is not an authorized distributor, dealer or VAR. HMI provides, however, the identical warranty to its purchasers as that warranty which would be given by the manufacturer. HMI provides a one year warranty to its purchasers on parts and labor on all the products it sells. Although HMI has had no substantial warranty claims to date, no assurance can be given that it will not be requested to honor the warranties in the future in certain circumstances could have materially adverse affect on HMI.

Customers

     HMI sells micro-computer hardware, peripherals and related communication products purchased directly from manufacturers, distributors and dealers in large quantities for sale to an active customer base of more than 2,000 VARS and dealers. HMI pursues a strategy of expanding its product line and quantity of purchases to broaden its customer base and offer its customers a broader assortment. Revenues from HMI customers by geographic areas was as follows:

                                    1996               1995
                                    ----               ----

     United States             $16,241,227        $12,934,688
     Europe                      3,737,649          7,514,527
     Other                       1,527,004          1,189,374
                                ----------         ----------
                               $21,505,880        $21,638,589

     The decline in sales to customers in Europe is in the opinion of Management attributable to the weakness of European currency as compared to the US dollar (See Management's Discussion and Analysis of Financial Condition and Results of Operation).

     HMI's VARS and dealer customers typically do not have the resources to establish a large number of direct purchasing relationships or stock significant product inventory. Larger resellers, on the other hand, often establish direct relationships with manufacturers for their more popular products, but utilize distributors for slower moving products and for fill-in orders of fast moving products. HMI's backlog of orders is not considered material to understanding of its business. No single customer accounted for more than 5% of HMI's net sales during fiscal 1996 or 12% in 1995.

     Management believes that, although alternative sources of products are available, VARS and dealers prefer to work with only a limited number of suppliers who can provide products on a timely and competitive basis. Accordingly, management believes that well managed inventory, rapid delivery, efficient order pricing, competitive pricing and expeditious replacement or repair of defective merchandise contribute greatly to HMI's competitive position. Most of HMI's sales are done on a C.O.D. basis.


Sales and Marketing

     HMI conducts business under the name "Mac-in-Stock. Product is sold by sales representatives who rely generally on telephone and advertising communications by facsimile. Customers rely upon the Company's weekly facsimile mailings of product specials as a source for product information, including prices.

     Customers typically call their sales representative to place orders for same day or next day shipment. Assuming availability of product, an order received by 5:00 p.m. local time will generally be shipped the same day or next day from HMI's warehouse in Pompano Beach, Florida. HMI's domestic customer receives the goods by next day overnight shipment.

     HMI provides comprehensive training to its sales representative regarding technical characteristics of products and its policies and procedures. In this regard, to compliment its distribution activities, HMI provides technical assistance to its customers. HMI has used limited advertising as part of its marketing program. Marketing for the most part is handled directly by HMI sales representatives.

Competition

     HMI operates in a market characterized by intense competition. Competition within the industry is based on product availability, price, delivery and various types of support provided by the distributor to the reseller. Competitors of HMI include authorized distributors, VARS, dealers and other wholesale distributors like HMI such as Tech Data Corporation, Merisel, Inc. and Inacom. Some of HMI's competitors are larger and have greater resources than HMI.

     HMI believes that it is capable of competing with other distributors because of its ability to obtain products at the best available prices and to immediately resell such products to its established customers. By having a large and established customer base, HMI is often able to pre-sell products purchased from its various sources.



HIREL TECHNOLOGIES, INC.

GENERAL

     HTI designs, manufactures and markets fuel injection systems designed to enhance the performance of gasoline powered engines. The initial products designed and developed by HTI focus on two areas of technical innovation and market advantage. The first are fuel intake systems, which through patented devices improve efficiency, thus developing more torque and horsepower than most other OEM or aftermarket products presently available in the market.

     The second are control systems which, through patent pending advances in computerized engine management, should serve to eliminate the barriers to providing complex computerized fuel management. Through December 31, 1996, component parts of the HTI products were manufactured by third parties (including Fenco Tool & Die, Ltd., in which Vincent Montelione and Gregory S. Fenech, directors of the Company, owned an interest on a contract basis and the products are assembled at the HTI facilities. HTI's products are currently designed and implemented for marine use only. Marine customers use the HTI products to improve engine performance and reduce gas consumption and emissions. It is believed that ultimately automotive and other customers will use the products for the same reason.

     Subsequent to December 31, 1996 the Company acquired the assets of Fenco Tool and Die, LTD. (See "Certain Transactions"). In addition, on January 24, 1997, the Company completed its acquisition of substantially all of the assets of Marine Power, Inc. ("MPI") effective December 31, 1996. MPI, which is operated as a division of HTI, is engaged in manufacturing and marketing engines for the marine after market and original equipment manufacturers.

     Management, which is seeking additional acquisitions for HTI, believes that the market for its products will initially be for engines used in the marine market. According to the National Marine Association, there are 16.5 million (11.1 million registered) recreational boats in the U.S., accounting for over $13 billion in retail spending for craft, engines and accessories. Of the total registered boats, about 3 million are stern drive boats powered by automotive-type gasoline engines, which type are able to use HTI's existing products.

Product Description and Overview

     The fuel injection system for a gasoline powered engine is that part of the engine where air and spark are combined with fuel to create the combustion that drives the pistons in the engine. The "throttle body" is the mechanical device that regulates the introduction of air to the fuel injection system. The air passes through the throttle body into the manifold. It is within the manifold that the air is mixed with fuel , which is introduced through the fuel rails. The contour of the manifold will affect the volume and velocity with which the air is mixed with the fuel. The volume and timing of fuel being introduced into the system is governed by fuel injectors and the electronic control module.

     In order for an engine to run on an optimum basis, the fuel injection system must properly mix the fuel and air, and the spark plugs must ignite at the proper time. Too much air relative to the volume of fuel, or too much fuel relative to the volume of air, may cause the engine to run lean or rich, as the case may be. Either situation is inefficient, both in terms of the performance of the engine and consumption of fuel. HTI's fuel intake systems have been designed with its proprietary manifold that provides with patented airflow design innovations to HTI's self-tuning computerized engine management systems. Multiport fuel injection is also known as multipoint fuel injection.

     An electronic control module, or "ECM", is the electronic device used in the fuel injection system that coordinates the proper mixture of fuel and air. An ECM can also control the introduction of spark into the fuel and air. If an ECM does not control spark, then spark must be controlled by a separate ignition system. As the driver moves the throttle forward, in a marine setting, or presses down on the gas pedal, in an automotive setting, the mixture of fuel and air and the introduction of spark must be carefully coordinated to achieve optimal performance and fuel economy. Electronic control modules currently on the market control this coordination of fuel, air and spark pursuant to factory program specifications, which are known in the industry as a "fuel map".

     HTI's patented ECM is believed to be the industry's first self-tuning fuel injection control module. With the ECM, an engine builder or an aftermarket engine service provider, can configure the engine to suit its application and let the ECM automatically provide the right fuel mixtures, at the right injection times, for the unique demands of the engine and applications. Using advanced microprocessor components and control software techniques (which techniques are the subject of a pending patent application) the ECM continuously adjusts fueling to the optimum power point for all engine speeds and loads.

     The throttle body, manifold and ECM developed by HTI are intended to improve the performance of gasoline powered engines by achieving the optimal mixture of fuel and air. Users of this system should also achieve enhanced fuel conservation. HTI's electronic control module should be particularly useful to two main groups. First, are those owners of gasoline powered engines that have either carbureted or electronic throttle engines. The use of carburetors and electronic throttle body fuel injection to mix fuel and air within the engine is less exacting than is a true multi-point fuel injection system. HTI's products are designed, at the present time, for only certain specific marine engines, to allow the customer to convert their carburetor or throttle body injected engine to a true multi-point fuel injection system.

     In addition, in the event that HTI is successful in developing its products for use in automobiles, recreational vehicles and industrial vehicles, HTI intends to market its products to users of those vehicles. HTI's products would be appropriate for users that are no longer achieving optimal engine performance and fuel efficiency because the fuel map contained within the electronic control module is no longer viable as a result of changes in the mixture of fuel and air within the fuel injection system. This would occur, for example, as a result of normal wear and tear in the engine, the introduction of alternate fuels into the engine, or extreme changes in the air pressure at which the vehicle is being operated. Because of the self programming feature of HTI's electronic control module, these changes from the assumptions made in the factory installed fuel map can be detected and appropriate compensating changes can be made (whether in the mixture of fuel and air, or the introduction of spark).

     At the present time, HTI's ECM does not control the introduction of spark, and spark is controlled by a separate ignition system, but HTI intends to seek to modify its electronic control module to regulate the timing of spark within the engine. The need to use a separate ECM control spark ignition system is not anticipated to adversely affect the sales of HTI's ECM and other related products.

     Presently complete EFI systems, which includes the manifold, throttle body and HTI's ECM together with related components produced by unrelated third parties, are being marketed in the marine aftermarket through a nationwide network of dealers. HTI also supplies manifolds, throttle bodies and fuel rails to several OEM marine customers. It is anticipated that the manifolds, throttle bodies and fuel rails will be included on the MPI engines. It should be noted that the current version of the ECM is for marine application only. Versions currently under development will address a variety of automotive and specialty engine markets.

EFI Products

     HTI's EFI products presently are available for marine application only and include those described below. Because HTI branded systems are designed to replace carburetor systems on new engines as well as older models, HTI throttle bodies utilize "carb-standard" dimensions which are designed to accept standard air cleaners, marine flame arrestors and forced induction (turbo or super charged) systems. In addition these systems are designed with integration capabilities with other standard aftermarket accessory components, and as such provide a highly flexible product line that meets numerous consumer requirements, as well as all industry and regulatory specifications.

     Manfold for Big-Block GM V8's. This manifold is designed to be used with large-displacement (i.e."big-block") General Motors high performance engines having from 454 to 600 cubic inches. The manifold or the complete intake system is available in the following configurations: standard deck height with 1000 cubic feet per minute ("CFM") throttle body, standard deck height with 2000 cfm throttle body, tall deck racing engine block with 1000 cfm throttle body. The manifold can have brass water passages for salt water applications.

     The fuel intake system incorporates many design features that are the subject of several patents pending and awarded. Design techniques, such as raised radius polonium floor, contoured airfoil shapes inside the manifold, and specially positioned injectors give the manifold the capability of producing superior low-RPM power while retaining high-RPM power.

     Manifold for Small-Block GM V8's. This intake manifold known as the "GenOne" is designed for smaller-displacement (i.e. small-block") General Motors engines having from 305 to 409 cubic inches. The design has the same patented features which apply to the big-block model and is available in two versions. One model is for "early" cylinder heads that fit engines which, although new, use a configuration which is standard prior to 1987. The second version is a model for "late" cylinder head engines (meaning those produced in 1987 and thereafter). Like the big-block manifolds, these manifolds are capable of producing high power levels at low engine speeds without losing efficiency at high engine speeds.

     Enhanced Manifold for Small-Block GM V8's. This intake manifold is known as the "Gen One Plus Enhanced." Beginning in mid 1995, GM began to supply its marine, industrial and other specialty OEM customers with a newly designed small block V8 (meaning that it has 8 cylinders), capable of producing greater power than their current models in a cost package that meets market needs.

     Throttle Bodies. EFI throttle bodies are used to control air intake. HTI offers two throttle body models: (i) a 1000 cfm model for applications from 250 to 650 horsepower; and (ii) a 2000 cfm model for engines producing 650 to 1000 horsepower. Like HTI's intake manifolds, HTI's brand throttle bodies are designed to provide superior volumetric efficiency through advanced laminar air flow techniques.

Research and Development

     Management has devoted significant resources to research and development. The patented intake elements of HTI's products have been developed utilizing a combination of several advanced design prototyping systems and engine test systems that are advantageous to the engineers. Designs developed at HTI are brought to life using a Computer Aid Device ("CAD") environment application known as ProEngineer ("ProE"), an advanced visual design tool in mechanical engineering. Using the ProE software, the designers can render, prove and experiment in three dimensions with full capability to apply engineering calculations to the functional limits of the design at engineering workstations or computers rather that doing manual drafting.

     When the design is ready for real time testing, it can be turned into output as a conventional blueprint, color image, an instruction file for the computerized machining and manufacturing systems, or an instruction file for the state of the art "rapid prototyping" system. HTI has the in-house capability to employ the most advanced rapid prototyping system available, a three dimensional laser rendering system known as stereolithography ("SL"). Simply stated, SL technology allows the Company to down load the output from the ProE software and quickly develop a working prototype which can be bolted to the engine and tested.

     SL engineers take a three dimensional drawing from the design engineer's computer file and convert the drawing to a computer data base within the SL system. This conversion causes the file to be "sliced" into thousands of very thin cross sections. Once converted the file is then passed to the SL equipment which primarily consists of a laser aimed at the surface of a tank of resin. The file then instructs the laser to travel along the pool resin in the pattern set forth by the first cross section or slice of the three dimensional drawing, and the laser literally "draws" the pattern on the surface of the resin. The effect of the laser on the resin is that where the laser touches the resin, the resin turns into solid and where it does not touch the resin, it remains in a liquid form. When the first cross section has been drawn, the thin section of recently hardened resin is lowered just a few thousandths of an inch below the surface, after which this process is repeated layer after layer until the system "builds" the entire object in three dimensions replicating to exact detail the original design. The resulting rapidly built prototype is extremely accurate to the design, even in the smallest detail, and because of the nature of the resin is a functional part that can be tested in real applications and to endure high levels of resistance and tolerance.

     Management takes full advantage of this technology in a variety of ways. First, SL prototypes are rendered of individual elements of a product for quick real world testing of form, fit and function. The SL prototype can show, for example, how a manifold runner will fit into a given space or how the air actually flows when a runner shape is put on a conventional flow bench. These items can be ascertained within hours after rendering a new design. The SL prototypes or models are also used in actual engine testing. The partial SL or complete SL element that has been rendered into a model can be assembled on an engine and tested.

     In the case of HTI, management has chosen to perform such test on a dynamometer ("dyno"). The dyno is a laboratory piece of equipment that allows the engineers to hook up an engine to it and retrieve critical data such as horsepower, torque, fuel consumption, exhaust gas temperatures and air fuel ratios.

     When a design is complete and fully tested, the engineers can return to the ProE environment and let the system help render a new foundry pattern for casting a manifold. Since the file has the net "positive" shape of the new intake system, a simple instruction can render the "negative" shapes, those spaces around or inside the system . Because the objective is a foundry pattern, HTI engineers have "taught" or built in a method within the ProE environment that calculates that shrink factor for aluminum casting to exact measure.

     The resulting molds are believed to be far more accurate than tooling built by the most skilled pattern-maker. More important, such tooling is ready in a few weeks versus the nine to twelve months which conventional pattern making processes generally require. Each of the ProE and SL technologies as well as the dynamometer have been (as described above) important tools in the development and testing of the HTI technologies.

     HTI is presently engaged in two specific research and development projects. The first project is the adaptation of the ECM control for self-tuning automobiles and other street vehicles including recreation vehicles and trucks, as well as adding the ability of the ECM to control spark. The software presently being used for the marine industry needs to be modified for the use in automobiles.

     The second project involves a concept for the development of a fuel condensor (also referred to as the "Fuel Chiller") that allows for vaporized fuel to be condensed back into liquid form to be used in fueling the engine. No application for a patent has been filed, and there is no assurance that if filed, that a patent will be granted, or that the concept can be developed for commercial application.


Customers

     HTI's sales to date have been made to the marine industry consisting of manufacturers as well as aftermarket users such as marinas and boat repair facilities for OEM resale to other customers made on open account to credit worthy customers and on a COD cash basis. In addition, MPI also sells its products to distributors for subsequent resale to dealers.

Sales and Marketing

     HTI's initial sales have been made based in large part on limited advertising and by word of mouth. HTI has in the past, and will in the future, continue attending trade shows and other marine industry expos and conventions. With the acquisition of MPI, the Company has increased its advertising in trade journals.

Competition

     HTI operates in a market characterized by intense competition. Competition within the industry is based on acceptance of and changes in technology as well as cost and availability of product. It is believed that many of HTI's competitors are larger and have greater resources than HTI. HTI believes, however, that it can effectively compete with such competitors because of its technology and continuing improvements to such technology.

Government Regulations

     HMI and HTI are presently not subject to federal, state and local laws, regulations or recommendations relating to its businesses. The extent of government regulations which may result from any legislation or administrative action in the future and cannot be accurately predicted.

Patents, Trademarks, Copyrights and Proprietary Rights

     HTI seeks to protect its proprietary technology by means of patents and contractual arrangements. The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. HTI also relies upon trade secrets, know how, continuing technological innovation and licensing opportunities to develop and maintain its competitive position.

     Immediately prior to its initial public offering acquired by means of an assignment from the former partners of the predecessor of HTI, all United States patent rights relating to the following technology: (1) single point fuel injection systems (patent issued on November 7, 1995), (2) air intake manifolds for fuel injected, internal combustion engines (patent issued on April 19, 1996), (3) air valves for the intake manifolds of internal combustion engines (patent issued on March 26, 1996), (4) an electronic control unit for controlling an electronic injector fuel delivery system and a method of controlling an electronic injector delivery system (application pending). There can be no assurance that the patents that are pending with the United States Patent and Trademark Officer will be issued, or that issued patents will not be challenged successfully or will commercially benefit or adequately protect the Company.

     The former partners of the predecessor of HTI, in the aggregate, will receive the following royalties on the gross revenues of four (4) devices that may be sold by HTI (I) Manifold/Throttle Body (5%), (ii) Electronic Control Module (ECM) (10%), (iii) Single Point Metering (71/2%) and (iv) Fuel Chiller (condenser) (71/2%). HTI is currently selling manifolds, throttle bodies and ECM's. Single Point Metering and the Fuel Chiller are under development and not available for sale.

     HTI relies heavily on patent rights, trade secrets, unpatented know how and nondisclosure agreements to establish and protect its proprietary rights. HTI's policy is to require all employees and consultants to sign confidentiality agreements under which they agree not to use or disclose HTI's proprietary or other confidential information. HTI's policy is also to require technical employees to enter into a non-competition agreements with HTI and agreements specifying that inventions and improvements made by an employee during the term of employment related to HTI's business become the sole property of HTI.

     Despite these precautions, it may be possible for others to independently develop the same or similar technologies, or for unauthorized third parties to obtain and use information that HTI regards as proprietary. No assurance can be given that any patents under pending patent applications or any future patent applications will be issued, or when and if issued, that such patents or issued patents currently assigned to HTI will afford patent protection of a scope which will exclude competitors or that any of HTI's patents will be held valid if challenged.

Employees

     As of March, 1996, the Company and its subsidiaries, HMI and HTI, employ an aggregate of twenty-five (25) persons, including Vincent Montelione, all of whom are full time employees and none of whom are subject to collective bargaining agreements. Of these full time employees, seven (7) are engaged in administration and finance, nine (9) in manufacturing and production, six (6) in marketing and sales, and three (3) in engineering, research and development. Many employees have overlapping responsibilities within these job descriptions.

     The Company believes that its combined future success will depend in large measure upon its continued ability to recruit and retain technical personnel. HMI and HTI have never experienced a work stoppage. The Company believes that its relationship with employees is good.


Recent Developments

     On January 24, 1997, the Company completed its acquisition of substantially all the assets of Marine Power, Inc. ("MPI") effective December 31, 1996. The Company acquired assets of $4,674,526 and assumed liabilities of $5,323,278 in exchange for 390,000 shares of the Company's Common Stock valued at $1,950,000. The acquisition will be accounted for utilizing the purchase method and the operations of MPI will be included with the Company's from December 31, 1996 onward. Goodwill of $2,638,752 (including $40,000 of legal and accounting fees charged to the acquisition) arose from the transaction which will be amortized utilizing the straight-line method over 15 years. In addition, the Company entered into agreements whereby, based on the attainment of certain earning levels, the sellers can earn registration rights on specified portions of their shares as well as up to an additional 50,000 shares of the Company's Common Stock.

     On January 10, 1997, the Company acquired the assets and assumed the liabilities of Fenco Tool and Die, Ltd., a company owned by certain stockholders of the Company. The company acquired assets of approximately $90,000 and assumed liabilities of approximately $30,000 for a $60,000 cash payment. The acquisition will be accounted for as a purchase and no goodwill will be recorded.

Item 2. Properties

     HMI and HTI sublease from Cutler Induction Systems, Inc. (and predecessor to HTI), an affiliate company of Vincent Montelione, approximately 5,000 square feet of office space in two adjacent buildings and 11,000 square feet of warehouse space in North Miami Beach, Florida.

     The Company pays rent of approximately $3,100 per month on the office and warehouse lease for HMI, which lease expires in April 1997. The Company pays rent of approximately $6,000 per month on the office lease for HTI which also expires in April 1997. Cutler Induction Systems, Inc. leases the foregoing described office and warehouse space from an unaffiliated landlord which lease was determined by arms length negotiations.

     On September 4, 1996, the Company entered into a Sublease Agreement with Parlux Fragrances, Inc. for a 38,458 square foot office and warehouse building located at 650 S.W. 16th Terrace in Pompano Beach, Fl Rent under the Sublease commenced on October 1, 1996 and will terminate October 31, 2000 unless earlier terminated as provided in the Sublease. The Sublease provides for payment of base rent ranging from $13,300 per month commencing November 1, 1996 to $15,063 commencing November 1, 1999. In addition to the base rent, the Company must pay operating costs of which are presently $5,512 per month.


Item 3. Legal Proceedings

     The Company is not involved in any pending litigation.


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders in the fourth quarter of 1996.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters


     (a) Market Information. The Company's Common Stock has been quoted on the on the OTC Bulletin Board (from July 22 to August 28, 1996) and thereafter on the NASDAQ Small Cap Market ("NASDAQ") under the symbol "HIRL".

     The following table sets forth the high and low bid price for the Company's Common Stock as reported by NASDAQ since August 28, 1996, for the periods indicated.


                                        Bid Price
                                    High        Low

Quarter Ended:
     September 30, 1996
      (Since August 28, 1996)     $  10.00   $  5.50
     December 31, 1996            $   7.63   $  4.25

     (b) Holders. As of March 1, 1997, there were 5,208,750 shares outstanding and approximately 16 holders of record as determined by an examination of the Company's stock transfer records.

     (c) Dividends. The Company has never paid any dividends on its Common Stock. The Company currently intends to retain earnings for use in its businesses and therefore does not anticipate paying cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements of the Company and the Notes thereto appearing on Pages F-1 through F-20 of this Report.

     Hirel Holdings, Inc. ("HHI") and its wholly-owned subsidiaries, Hirel Marketing, Inc. ("HMI") and Hirel Technologies, Inc. ("HTI"), are collectively referred to as "the Company". The financial statements of the Company as of December 31, 1996 and for the year then ended include the results of operations of HHI, formed on May 1, 1996 to acquire HMI and HTI (including Hirel Technologies, Ltd. ["HTL"] as predecessor from inception on October 24, 1995), and are presented on a consolidated basis commencing July 22, 1996. Prior to that date the separate results of HMI and HTI (including HTL as predecessor from inception on October 24, 1995) have been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of HHI's Common Stock to the stockholders of HMI, and 1,000,000 shares of HHI's Common Stock to the stockholders of HTI.

     The Company operates in two business segments through its operating subsidiaries. HMI is a wholesale seller to retailers and end users throughout the United States and internationally of personal computers, primarily manufactured by Apple Computer, Inc., and related peripherals. During 1996 HMI's operations constituted the predominant business segment. HTI develops, manufactures and sells fuel injection systems for marine engines to customer throughout the United States. Both segments operate out of the Company's single location in Pompano Beach, FL. Effective December 31, 1996 Marine Power, Inc. ("MPI") was acquired as a division of HTI. MPI manufactures engines for marine applications for sale throughout the United States at its location in Ponchatoula, LA.

     The financial statements as of December 31, 1995 and for the year then ended include the separate results of HMI and HTI including HTL as predecessor from inception on October 24, 1995 to December 31, 1995, combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of HHI's Common Stock to the stockholders of HMI, and 1,000,000 shares of HHI's Common Stock to the stockholders of HTI. The predecessor to HTL was Cutler Induction Systems ("CIS"). Had CIS operations from January 1, 1995 to October 24, 1995 been included in the combined financial statements of HMI and HTI for the year ended December 31, 1995, net sales would have been $22,453,195 versus $21,716,344, an increase of $736,851, and the net loss would have been $1,607,000 versus $130,043, an increase of $1,476,957.

     Total net sales for the year ended December 31, 1996, increased $1,119,744 over the year ended December 31, 1995, from $21,716,344 to $22,836,088, an increase of 5.2%. Net sales of computer equipment decreased $132,709 over the year ended December 31, 1995, from $21,638,589 to $21,505,880, a decrease of
 .6%. This decrease is primarily attributable to weak sales of computer equipment in the fourth quarter of 1996. Most of the products sold by HMI are manufactured by Apple Computer, Inc. or are peripherals for Apple computers. Apple products which were in demand and competitively priced were not as readily available in the latter part of 1996. In addition, international sales of computer products have weakened as the dollar has strengthened against foreign currencies. HMI is submitting applications to other computer manufacturers to broaden its base of available products, and in fact, has been approved as a distributor for Motorola, IBM, and Adobe hardware and software products. In addition, HMI has increased its advertising and is actively contacting its domestic customer base in an attempt to offset the loss of some of its international business. Net sales of fuel injection systems increased $1,252,453 over the year ended December 31, 1995, from $77,755 to $1,330,208, an increase of 1,710.8%. This increase is primarily attributable to the fact that for the year ended December 31, 1995, HTI's results include only the period from October 24, 1995 to December 31, 1995, which period includes HTL as predecessor to HTI. The predecessor to HTL was CIS, and had its operations from January 1, 1995 to October 24, 1995 been included in the financial statements of HTI for the year ended December 31, 1995, HTI's sales would have been approximately $736,000 higher. In addition HTI sold more fuel injection systems in 1996 as a result of establishing a new distributor/dealer network across the United States to sell its fuel injection systems to end users and the sale of systems and components to a marine engine manufacturer.

     Cost of goods sold was $21,428,135 and $20,713,089 for the years ended December 31, 1996 and 1995, respectively, and increase of $715046 or 3.5%. Cost of computer equipment sold decreased $165,771 over the year ended December 31, 1995 from $20,660,204 to $20,494,433, a decrease of .8% This decrease is primarily attributable to the decrease in computer sales discussed above. Cost of fuel injection systems sold increased $$880,817 over the year ended December 31, 1995 from $52,885 to $933,702, an increase of 1665.5%. This increase is primarily attributable to the HTI structure in 1995 versus 1996, and the increased sales discussed above.

     Gross profit was $1,407,953 and $1,003,255 for the years ended
December 31, 1996 and 1995, an increase of $404,698 or 40.3%. This increase is primarily attributable to gross profit earned on the increased number of fuel injection systems sold in 1996 versus 1995 as discussed above. Gross profit on computer sales as a percentage of sales was 4.7% and 4.5% for the years ended December 31, 1996 and 1995, respectively. Gross profit on fuel injection systems sales as a percentage of sales was 29.8% and 32.0% for the years ended December 31, 1996 and 1995, respectively. In 1996 more systems were sold to original equipment manufacturers at a lower gross profit margin than in 1995, thereby reducing the overall gross profit margin on fuel injection systems sold.

     General and administrative expenses for the year ended December 31, 1996, increased $1,406,744 over the year ended December 31, 1995 from $691,724 to $2,098,468, an increase of 203.4%. Had CIS operations from January 1, 1995 to October 24, 1995 been included in the financial statements of HTI for the year ended December 31, 1995, HTI's general and administrative expenses would have been approximately $940,000 higher. In addition, HHI incurred approximately $532,000 in general and administrative expenses subsequent to its initial public offering in July, 1996. These expenses consisted primarily of payroll, legal, accounting and consulting fees incurred as a result of being a public company and rent, travel and automobile expenses.

     Research and development expense for the year ended December 31, 1996 decreased $117,487 over the year ended December 31, 1995, from $326,728 to $209,241, a decrease of 36.0%. Had CIS operations from January 1, 1995 to October 24, 1995 been included in the financial statements of HTI for the year ended December 31, 1995, research and development expense would have been $488,492. The primary component of research and development is payroll. In 1996, HTI had fewer people involved in research and development and in some instances the percentage of their time spent in research and development was less than it had been in 1995, when HTI was still developing its patented fuel injection system.

     Depreciation and amortization expense for the year ended December 31, 1996 increased $208,694 over the year ended December 31, 1995, from $65,806 to $274,500, an increase of 317.1%. Had CIS operations from January 1, 1995 to October 24, 1995 been included in the financial statements of HTI for the year ended December 31, 1995, depreciation and amortization expense would have been $275,865. However, in 1996, depreciation is approximately $56,000 less than it would have been in 1995, primarily due to the fact that HTI had less machinery in 1996, and amortization is approximately $55,000 higher in 1996 than 1995, due to amortization of loan fees related to HMI's line of credit.

     The provision for doubtful accounts for the year ended December 31, 1996 increased $82,333 over the year ended December 31, 1995, from $24,667 to $107,000, an increase of 333.8%. This increase is primarily attributable to an increase in the provision for doubtful accounts applicable to HMI's accounts receivable.

     As a result of the discussion above, the operating loss for the year ended December 31, 1996 increased $1,175,586 over the year ended December 31, 1995 from $105,670 to $1,281,256, an increase of 1112.5% However, had the operations of CIS from January 1, 1995 to October 24, 1995 been included in the financial statements of HTI for the year ended December 31, 1995, the combined operating loss for the year ended December 31, 1995 would have been $1,164,098 compared to a consolidated operating loss of $1,281,256 for the year ended December 31, 1996.

     Interest expense for the year ended December 31, 1996 increased $106,436 over the year ended December 31, 1995 from $27,637 to $134,073, an increase of 385.1%. This increase is attributable to increased utilization of HMI's line of credit in 1996. In June, 1995, HMI obtained a $1,000,000 line of credit which it utilizes to finance letters of credit used to purchase inventory. The line of credit was increased to $2,000,000 in December, 1995.

     Interest income for the year ended December 31, 1996 increased $81,169 over the year ended December 31, 1995, from $0 to $81,169. This increase is primarily attributable to HHI's temporary investment of a substantial portion of the proceeds of the initial public offering which occurred in July, 1996.

     Interest income from related parties for the year ended December 31, 1996 increased $27,678 over the year ended December 31, 1995, from $3,264 to $30,942, an increase of 848.0%. This increase is attributable to interest income accrued by HMI on a receivable from SCV, Ltd., a related party.

     The loss on the sale of asset of $36,244 for the year ended December 31, 1996 is attributable to the sale of a piece of machinery for $85,000 by HTI in 1996.

     As a result of the discussion above, the net loss for the year ended December 31, 1996 increased $1,207,343 over the year ended December 31, 1995, from $130,043 to $1,337,386, an increase of 928.4%. However, had the operations of CIS from January 1, 1995 to October 24, 1995 been included in the financial statements of HTI for the year ended December 31, 1995, the combined net loss for the year ended December 31, 1995 would have been $1,607,000 compared to a consolidated net loss of $1,337,386 for the year ended December 31, 1996.

Liquidity and Capital Resources

     Cash at December 31, 1996 was $3,426,450 compared to $588,242 at December 31, 1995.

     Net cash used for operating activities was $1,595,963 for the year ended December 31, 1996 compared to net cash generated by operating activities of $594,830 for the year ended December 31, 1995. In 1996, the net loss adjusted for non-cash charges was $919,642 which along with increases in inventory of $389,845, other current assets of $91,447, deposits of $48,714 and a decrease in other current liabilities of $140,378 were the primary reasons for the net cash used in operating activities. In 1995, the net loss adjusted for non-cash charges provided operating cash of $246,418 which along with increases in accounts receivable of $112,787, inventory of $150,159, accounts payable and accrued expenses of $543,882 and other current liabilities of $72,274 were the primary reasons for net cash generated by operating activities.

     Net cash used in investing activities was $758,168 for the year ended December 31, 1996 compared to $228,696 for the year ended December 31, 1995. In 1996, cash used to purchase property and equipment of $168,588, advances to related parties of $139,669, and transfers of cash due to restrictions of $788,000 was offset by proceeds from the sale of equipment of $85,000 and cash acquired as a result of the MPI acquisition (discussed below) of $253,089. In 1995, the primary use of cash for investing activities was for advances to related parties of $223,104.

     The restricted cash of $788,000 at December 31, 1996, is comprised of an escrow account of $580,000 established from the proceeds of HHI's initial public offering to be held until March 23, 1997(remitted to the Company in full on April 10, 1997) in conjunction with any liability HHI or HTI may incur in connection with CIS's prior ownership of HTI assets, and an HHI certificate of deposit of $208,000 pledged as collateral for HMI's line of credit.

     Net cash provided by financing activities was $5,222,339 for the year ended December 31, 1996 compared to $103,527 for the year ended December 31, 1995. In 1996, the primary source of cash provided by financing activities came from three equity sales which generated proceeds of $5,486,325 offset by distributions shareholders and partners of $384,317 prior to HHI's initial public offering in

July, 1996. This initial public offering of 1,063,750 shares of Common Stock was the primary equity sale and generated net proceeds of $4,837,325. In 1995, the primary source of cash provided by financing activities was net advances on HMI's line of credit of $660,806 offset by distributions to shareholders of $466,083 and payment of loan origination fees on the line of credit of $121,085.

     On January 10, 1997, HHI through its wholly-owned subsidiary, HTI, acquired the assets and assumed the liabilities of Fenco Tool & Die, Ltd., a Florida limited partnership controlled by Vincent Montelione and Gregory S. Fenech through their ownership of the stock in the corporate general partner. HTI acquired assets of approximately $90,000 and assumed liabilities of approximately $30,000 for a $60,000 cash payment. No goodwill arose in the transaction.

     On January 24, 1997, HHI through its wholly-owned subsidiary, HTI, acquired substantially all of the assets and certain liabilities of Marine Power, Inc. ("MPI") pursuant to a Plan of Reorganization dated January 22, 1997, and effective December 31, 1996. The Company acquired assets of $4,674,526 and assumed liabilities of $5,323,278 in exchange for 390,000 shares of the Company's Common Stock valued at $1,950,000. The acquisition was accounted for using the purchase method of accounting and the operations of MPI are included with the Company's from December 31, 1996. Goodwill of $2,638,752 was recognized at December 31, 1996 as a result of the purchase.

     With the exception of commitments to provide its MPI division with additional working capital or as otherwise provided herein, the Company has no additional commitments for capital resources and believes its available capital is adequate.

Item 7.  Financial Statements

     The financial statements that the Company is required to file under Item 7 of this Form 10-KSB are presented on Pages F-1 through F-21 of this Report.

Item 8.  Changes in and Disagreements with Accountants

     Not applicable

                                   PART III

Item 9.  Directors and Executive Officers of the Company

     The current directors and executive officers of the Company are as follows:

Name                       Age               Position

Vincent Montelione         40     President, Chief Executive Officer, and
                                  Chairman

Gregory S. Fenech          42     President, HTI, and Director

Vincent P. Fagnani, Jr.    31     Vice President, Sales and Marketing, HMI, and
                                  Director

William H. Aden            50     Vice President and Chief Financial Officer

     Vincent Montelione has been President, Chief Executive Officer and Chairman of the Board of the Company since May, 1996. Prior to that time he held the same positions with HMI and HTI (including CIS) since August, 1989, and February, 1992, respectively. Mr. Montelione maintains a business interest in F&M Investment Group, Inc., the general partner of Fenco Tool & Die, Ltd., a machine tool manufacturing company as a director and SCV Holdings, Inc., the general partner of SCV, Ltd. (the general partner of HTL, predecessor to HTI) as president and director.

     Gregory S. Fenech has been President of HTI since July, 1996 and a Director of the Company since May, 1996 and has held similar positions with CIS (predecessor to HTI) since July, 1994. Prior to joining HTI, Mr. Fenech was Vice President and General Manager for Spectrum Engineering and Technologies, Inc., an engineering firm which designs tools and dies, since 1989.

     Vincent P. Fagnani, Jr. has been Vice President of Sales and Marketing of HMI since July, 1991, and a Director of the Company since May, 1996. Prior thereto, Mr. Fagnani was Assistant Sales Manager of Graham Companies, Miami, Florida, a 400 single family home community. Mr.Fagnani has a B.S. in economics and finance from Barry University, Miami Shores, Florida. Mr.Fagnani is the brother-in-law of Vincent Montelione.

     William H. Aden has been Vice President and Chief Financial Officer of the Company since September, 1996. From June, 1994 to September, 1996, Mr. Aden, who is a certified public accountant, held the same position with Prime Management Group, Inc., Boca Raton, Florida, a full service property management company, and from January, 1993 to May, 1994, served as Chief Operating Officer of 21st Century Power and Light Corporation, Lantana, Florida, a research and development company. From January, 1980 to December, 1992, Mr. Aden served as Chief Financial and Administrative Officer for Gator Culver Company, Lanatan, Florida, a manufacturer of metal storm drainage piping.

     Each director is elected at the Company's annual meeting of shareholders and holds office until the next annual meeting of stockholders, or until their successors are elected and qualified. The Company's bylaws provide for not less than one director. Currently, the Company has three directors. The bylaws permit the Board of Directors to fill any vacancy and such director may serve until the next annual meeting of shareholders or until his successor is elected and qualified. Officer are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board. Other than as indicated above, there are no family relations among any directors or officers of the Company. All of the Company's officers are full-time employees of the Company.

     The Board of Directors has audit, compensation and option committees. The audit committee consists of Messrs. Montelione and Fenech. The compensation committee consists of Messrs. Montelione and Fagnani. The option committee consists of Mr. Montelione.

Compliance with Section 16 (a) of the Securities Exchange Act of 1934

     For the year ended December 31, 1996, Mr. Montelione has not filed Form 4 covering certain transactions.

Item 10.  Executive Compensation

     The following table sets forth, for the years ended December 31, 1996 and 1995, the remuneration paid by the Company to executive officers of the Company whose compensation exceeds $100,000.

Name and Principal Position    Year     Salary(1)  Other Compensation

Vincent Montelione             1996    $ 117,900       $  - 0 -
President, Chief Executive Officer
 and Chairman                  1995    $  16,200       $  - 0 -

Gregory S. Fenech              1996    $  75,000       $ 60,000(2)
President, HTI, and Director   1995    $  70,000       $  - 0 -



(1) Does not include Subchapter S distributions from HMI made to Vincent Montelione during 1996 and 1995 in the amount of $260,857 and $543,123, respectively. The table does not include any amounts for certain personal benefits extended to Messrs. Montelione and Fenech such as the cost of automobiles used by them. The Company believes that the value of such non-cash benefits and compensation provided to Messrs. Montelione and Fenech did not exceed the lessor of $50,000 or 10% of the total annual salary and bonus they received in either year.

(2) Consulting fees paid to Mr. Fenech in 1996.

     On May 2, 1996, the Company entered into an Employment Agreement (the "Agreement") with Vincent Montelione which commenced on July 22, 1996, the effective date of the Company's initial public offering, and expires on the fifth anniversary thereof. The annual salary under the Agreement is $150,000 which amount will be increased by 10% each. The term of employment provides for two three-year renewals at the mutual agreement of the parties. Mr. Montelione is also eligible to receive an annual bonus equal to 5% of the Company's consolidated pre-tax earnings in excess of $1,000,000, payable within 30 days after the determination of such pre-tax earnings. The Agreement also provides for the issuance of options to purchase up to an aggregate amount of 2,050,000 shares of the Company's Common Stock at $6.00 per share which options shall be earned as follows: (i) 500,000 options if HMI has earnings before income taxes, depreciation and amortization ("EBITDA") in excess of $1,000,0000 in any fiscal year, (ii) an additional 250,000 options if HMI has EBITDA in excess of $1,500,000 in any fiscal year, (iii) an additional 250,000 options if HMI has EBITDA of at least $2,000,000 in any fiscal year, (iv) an additional 250,000 options if HMI has

EBITDA of at least $2,500,000 in any fiscal year, (v) an additional 500,000 options if HMI has EBITDA of at least $3,000,000 in any fiscal year, and (vi) an additional 300,000 options if HMI has EBITDA of at least $4,000,000 in any fiscal year. Options issued in any given year pursuant to the Agreement will be deducted from the aggregate amount available for issuance pursuant to the Agreement until an aggregate amount not to exceed 2,050,000 options have been issued.

     The Agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in other employee benefits applicable to employees and executive of the Company, except for the 1996 Stock Option Plan. The Agreement further provides for the use of an automobile and other fringe benefits commensurate with his duties and responsibilities. The Agreement also provides for benefits in the event of disability.

     Pursuant to the Agreement, employment may be terminated by the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive's current salary and an amount equal to his prior year's bonus annually, for the remaining term of the Agreement, payable in equal monthly installments, without any set-off for compensation received from any new employment. In addition, the terminated executive would be entitled to receive all options entitled to be earned under the Agreement and continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the Agreement to the extent permitted by law.

     On May 2, 1996 the Board of Directors and shareholders approved a stock option plan called the "1996 Stock Option Plan" (the "Plan"). Under the Plan, the Company has reserved an aggregate of 500,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Option Committee of the Board of Directors (the Committee") of the Company administers the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

     Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1996, as amended or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the day of the grant.

     The exercise price of Non-Qualified Options shall be determined by the Board of Directors or the Committee.

     The per share purchase price of the shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment may not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

     Officers, directors, key employees and consultants of the Company and its subsidiaries are eligible to receive Non-Qualified Options under the Plan. Only officers, directors and employees of the Company who are employed by the Company or by any subsidiary thereof are eligible to receive Incentive Options.

     All Plan Options are nonassignable and nontransferable, except by will or by the laws of descent and distribution, and during the lifetime of the optionee, may be exercised only by such optionee. If an optionee's employment is terminated for any reason, other than his death or disability or termination for cause, or if an optionee is not an employee of the Company but is a member of the Company's Board of Directors and his service as a director is terminated for any reason, other than death or disability, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date or 30 days following the date of termination. If the optionee dies during the term of his employment, the Plan Option granted to him shall lapse to the extent unexercised on the earlier of the expiration date of the Plan Option or the date one year following the date of the optionee's death. If the optionee is permanently and totally disabled within the meaning of Section 22(c)(3) of the Internal Revenue Code of 1986, the Plan Option granted to him lapses to the extent unexercised on the earlier of the expiration date of the option or one year following the date of such disability.

     The Board of Directors or Committee may amend, suspend or terminate the Plan at any time, except that no amendment shall be made which (i) increases the total number of shares subject to the Plan or changes the minimum purchase price therefor (except in either case in the event of adjustments due to changes in the Company's capitalization), (ii) affects outstanding Plan Options or any exercise right thereunder, (iii) extends the term of any Plan Option beyond ten years, or (iv) extends the termination date of the Plan. Unless the Plan shall theretofore have been suspended or terminated by the Board of Directors, the Plan shall terminate in May 2, 2006. Any such termination of the Plan shall not affect the validity of any Plan Options previously granted thereunder.

     On July 22, 1996, options to acquire 116,000 shares at $6.00 per share were granted to employees of the Company pursuant to the Plan.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the Company's Common Stock beneficially owned at March 1, 1997, (i) by each person who is known by the Company to own beneficially 5% or more of the Company's Common Stock; (ii) by each of the Company's directors; and (iii) by all directors and executive officers as a group. At March 31, 1997, there were 5,208,750 shares of Common Stock of the Company outstanding.

                                   Number of Shares of
                                       Common Stock
Name and Address of Beneficial Owner(1)Beneficially OwnedPercent of Class

Vincent Montelione(2)                    2,000,000         38.4%

Vincent Montelione, as Trustee(3)          600,000         11.5%

Herbert D. Katz, as Trustee(4)             300,000          5.8%

SCV, Ltd.(5)                               100,000          1.9%

Gregory S. Fenech(3)                         - 0 -           --

Vincent P. Fagnani, Jr.                      - 0 -           --

William H. Aden                              - 0 -           --

All directors and officers as a group    2,000,000         38.4%


(1) Unless otherwise noted, c/o Hirel Holdings, Inc., 650 S.W. 16th Tr., Pompano Beach, Florida 33069

(2) Includes (i) 600,000 shares of Common Stock held by Vincent Montelione, as Trustee, under a Trust Agreement, Vincent Montelione (90%) and Gregory S. Fenech (10%), as beneficiaries and (ii) 100,000 shares of Common Stock held by SCV, Ltd., a limited partnership beneficially owned by Vincent Montelione (90%) and Gregory S. Fenech (10%).

(3) Includes 600,000 shares of Common Stock held by Vincent Montelione, as Trustee, under a Trust Agreement, Vincent Montelione (90%) and Gregory S. Fenech (10%), as beneficiaries, which shares are also included in the amount of shares owned by Vincent Montelione, as reflected herein, as Vincent Montelione is a beneficial owner of these shares.

(4) Represents shares of Common Stock held by Herbert D. Katz, as Trustee, under a Letter Agreement dated April 23, 1996, with Katz Investment II, a Florida general partnership, and Thomas O. Katz, as beneficiary.

(5) Vincent Montelione, president of SCV Holdings, Inc., the general partner of SCV, Ltd., beneficially owns 90% of and has the sole voting rights to the 100,000 shares of Common Stock held by SCV, Ltd. which shares are also included in the number of shares owned by Vincent Montelione, as reflected herein, as Vincent Montelione is a beneficial owner of these shares.

Item 12.  Certain Relationships and Related Transactions

     The Company periodically advances funds to its principal stockholder on a very short term basis. These loans are non interest bearing with no formal repayment terms. As of December 31, 1996 and 1995, the balance due on these loans was $21,025 and $ 0, respectively. Subsequent to year end, $17,950 of the balance due at December 31, 1996 was repaid. The Company also makes advances to enterprises controlled by its principal stockholder. As of December 31, 1996 and 1995, the balance due from related parties including interest was $362,773 and $223,104, respectively. The related party loans are due on December 31, 1997, and bear interest at prime. Interest receivable of $34,063 and $3,264 and interest income of $30,942 and $3,264 on those loans as of December 31, 1996 and 1995, respectively, is reflected in the financial statements of the Company. The Company also acquired receivables from related parties in the amount of $162,044 in conjunction with the MPI acquisition.

     During the year ended December 31, 1995, HMI had sales of approximately $2,500,000 to a company in which Vincent Montelione was the sole stockholder.

     During the six months ended June 30, 1996 and the year ended December 31, 1995, Vincent Montelione received Subchapter S distributions from HMI of approximately $260,857 and $543,123, respectively.

     During the six months ended June 30, 1996, HTL made distributions of $123,460 to its general partner, SCV, Ltd., which in turn made a distribution to Vincent Montelione, a limited partner of SCV, Ltd., in the amount of $80,000.

     HMI and HTI sublease from CIS approximately 5,000 square feet of office space and 11,000 square feet of warehouse space in two adjacent buildings in North Miami Beach, Florida. While it is believed that the sublease is fair and reasonable, such lease was not entered into at arms length. CIS leases the office and warehouse space from an unaffiliated landlord which lease was determined by arms length negotiations. HMI pays approximately $3,100 per month for the office and warehouse space it occupies. HTI pays approximately $6,000 per month on the space it occupies. The lease expires in April, 1997.

     During the year ended December 31, 1996, HTI paid Fenco Tool & Die, Ltd., a Florida limited partnership controlled by Vincent Montelione and Gregory S. Fenech through their ownership of the stock in the corporate general partner, approximately $160,000 for the machining of certain components of its products.

     During the year ended December 31, 1996, HTI paid its president $60,000 in consulting fees.

     During the year ended December 31, 1996, the Company paid royalties of $14,935 under a royalty agreement on certain patents covering six components of its products to a company controlled by the Company's principal stockholder. Under the agreement, royalties are calculated as a percentage, ranging between 5% and 10%, of net selling price as defined in the agreement. Royalty payments are due quarterly under the agreement which runs for 50 years.

Item 13. Exhibits and Reports on Form 8-K.

         (a)(1) Financial Statements

         See the Index to Consolidated Financial Statements on Page F-1 hereafter, which is incorporated herein by reference.

         (a)(2) Financial Statement Schedules

         None.

         (a)(3) Exhibits

Exhibit              Exhibit
Number               Description

1.1      Form of Underwriting Agreement (1)

1.1(a)   Revised Form of Underwriting Agreement (1)

1.3      Form of Selected Dealers Agreement (1)

1.3(a)   Revised Form of Selected Dealers Agreement (1)

3.1      Articles of Incorporation dated May 1, 1996 (1)

3.2      By-laws of Hirel Holdings, Inc. (1)

3.2(a)   Revised By-laws of Hirel Holdings, Inc. (1)

4.1      Specimen Common Stock Certificate (1)

4.2      Specimen Class A Common Stock Purchase Warrant (1)

4.2(a)   Revised Specimen Class A Common Stock Purchase Warrant (1)

4.3      Specimen Class B Common Stock Purchase Warrant (1)

4.3(a)   Revised Specimen Class B Common Stock Purchase Warrant (1)

4.4      Warrant Agreement (1)

4.4(a)   Revised Warrant Agreement (1)

4.5      Underwriter's Unit Purchase Option (1)

4.5(a)   Revised Underwriter's Unit Purchase Option (1)

5.1 Opinion of Atlas, Pearlman, Trop & Borkson, P.A. concerning legality of shares being registered pursuant to the Registration Statement (1)

Exhibit              Exhibit
Number               Description

10.1     Stock Option Plan (1)

10.2 Executive Employment Agreement between the Company and Vincent Montelione dated as of May 2, 1996 (1)

10.2(a) Revised Executive Employment Agreement between the Company and Vincent Montelione dated as of May 2, 1996 (1)

10.3 Share Exchange Agreement between the Company and Hirel Inc. dated as of May 2, 1996 (1)

10.3(a) Addendum dated May 29, 1996 to the Share Exchange Agreement between the Company and Hirel Marketing, Inc. dated as of May 2, 1996 (1)

10.4 Share Exchange Agreement between the Company and Hirel Technologies, Inc. dated as of May 2, 1996 (1)

10.4(a) Addendum dated May 29, 1996 to the Share Exchange Agreement between the Company and Hirel Technologies, Inc. dated as of May 2, 1996 (1)

10.4(b) Addendum No. 2 dated June 20, 1996 to the Share Exchange Agreement between the Company and Hirel Technologies, Inc. dated as of May 2, 1996 (1)

10.5 Sublease Agreement with Hirel Marketing, Inc. and Cutler Induction Systems, Inc. dated October 23, 1995 (1)

10.6 Sublease Agreement with Hirel Technologies, Inc. and Cutler Induction Systems, Inc. dated October 23, 1995 (1)

10.7 Ocean Bank Line of Credit Loan Agreement dated 12/26/95 due 6/26/00 re: $2,000,000 (1)

10.8 Ocean Bank Line of Credit Loan Agreement dated 7/5/95 due 6/26/00 re: $1,000,000 (1)

10.9     Technologies Assignment and Royalty Agreement dated May 2, 1996 (1)

10.10 Lease between Hirel Technologies, Inc. and Fenco Tool & Die, Ltd. dated April 1, 1996 (1)

10.11    Business Valuation Report by Fiske and Company dated
         January 31, 1996 (1)

10.12 Plan of Reorganization dated January 22, 1997, by and among Marine Power, Inc., a Louisiana corporation, W.E. Allbright, Jr., Hirel Technologies, Inc., a Florida corporation, and Hirel Holdings, Inc., a Delaware corporation (2)

10.13 Employment Agreement dated January 22, 1997, between W.E. Allbright, Jr and Hirel Technologies, Inc. (2)

Exhibit              Exhibit
Number               Description

10.14 Sublease Agreement between Parlux Fragrances, Inc. and Hirel Holdings, Inc. dated September 4, 1996.

10.15 Asset Purchase Agreement between Fenco Tool & Die, Ltd. and Hirel Technologies, Inc. dated January 10, 1997.

10.16 Option Agreement between Hirel Marketing, Inc. and Group 32 dated March 21, 1997.

21       Subsidiaries of the Company (1)

23.1     Consent of Moore Stephens P.C. (formerly Mortenson &
         Associates, P.C.)(1)

23.2     Consent of Atlas, Pearlman, Trop & Borkson, P.A.(included in
         Exhibit 5.1)(1)

23.3     Consent of Fiske & Company (1)


(1) Incorporated by reference from the Company's Registration Statement on Form SB-2, File No.
     333-4686-A.
(2) Incorporated by reference from the Company's report on Form 8-K/A, Amendment No. 1, dated February 6, 1997.

         (b) Reports on Form 8-K

         The Company filed a report on Form 8-K dated February 6, 1997, announcing the acquisition, as of December 31, 1996, of substantially all of the assets and certain liabilities of Marine Power, Inc., a Louisiana based manufacturer and marketer of marine engines for the after market and original equipment manufacturers.

         The Company filed a report on Form 8-K/A, Amendment No. 1, dated February 6, 1996, which contained the Exhibits required by Item 7 of the report on Form 8-K announcing the acquisition of Marine Power, Inc.

         The Company filed a report on Form 8-K/A, Amendment No. 2, dated April 3, 1997, which contained the Financial Statements required by Item 7 of the report on Form 8-K dated February 6, 1997, announcing the acquisition of Marine Power, Inc.

INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------





Financial Statements of Hirel Holdings, Inc. and Subsidiaries:

  Independent Auditor's Report.....................................  F-2

  Consolidated Balance Sheet as of December 31, 1996...............  F-3 - F-4

  Statements of Operations for the years ended December 31, 1996 and F-55

  Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995.........................................................  F-6

  Statements of Cash Flows for the years ended December 31, 1996 and F-7 -F-8

  Notes to Financial Statements....................................  F-9 -F-20


                   .   .   .   .   .   .   .   .   .   .   .

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors of Hirel Holdings, Inc.
  Pompano Beach, Florida



            We have audited the accompanying consolidated balance sheet of Hirel Holdings, Inc. and its subsidiaries as of December 31, 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hirel Holdings, Inc. and its subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.








                              MOORE STEPHENS, P. C.
                          Certified Public Accountants.

Cranford, New Jersey
March 6, 1997

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
------------------------------------------------------------------------------




Assets:
Current Assets:
  Cash                                                              $ 3,426,450
  Cash Restricted                                                       580,000
  Accounts Receivable [Net of Allowance for Doubtful Accounts
   of $192,000]                                                       1,004,460
  Accounts Receivable - Related Party                                   237,393
  Inventory                                                           3,542,036
  Notes Receivable - Related Parties                                     41,385
  Loans Receivable - Related Party                                       21,025
  Other Current Assets                                                  130,369
                                                                     -----------

  Total Current Assets                                                8,983,118

Property and Equipment:
  Machinery and Equipment                                             1,779,305
  Furniture and Fixtures                                                148,699
  Leasehold Improvements                                                122,981
  Office and Computer Equipment                                         297,388
                                                                     -----------

  Total - At Cost                                                     2,348,373
  Less:  Accumulated Depreciation                                     1,091,027

  Property and Equipment - Net                                        1,257,346
                                                                     -----------

Other Assets:
  Cash Restricted                                                       208,000
  Goodwill                                                            2,638,752
  Security Deposits                                                      56,631
  Notes Receivable - Related Parties                                    483,432
  Other Assets                                                           27,783
                                                                     -----------

  Total Other Assets                                                  3,414,598

  Total Assets                                                      $13,655,062


See Notes to Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 1996.
------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Line of Credit                                                    $ 1,595,090
  Notes Payable - Current Portion                                       134,651
  Accounts Payable                                                    3,336,311
  Accrued Expenses                                                      445,548
  Other Current Liabilities                                              66,552
                                                                     -----------

  Total Current Liabilities                                           5,578,152

Non-Current Liabilities:
  Due to Related Parties                                                 13,111
  Notes Payable                                                       1,364,898

  Total Non-Current Liabilities                                       1,378,009

  Total Liabilities                                                   6,956,161

Commitments and Contingencies                                                --

Stockholders' Equity:
  Preferred Stock - $.001 Par Value, 1,000,000 Shares Authorized,
   None Issued or Outstanding                                                --

  Common Stock, $.001 Par Value, 24,000,000 Shares Authorized,
   5,208,750 Shares Issued and Outstanding                                5,209

  Paid-in Capital                                                     7,908,775

  Retained Earnings [Deficit]                                        (1,215,083)

  Total Stockholders' Equity                                          6,698,901

  Total Liabilities and Stockholders' Equity                        $13,655,062



See Notes to Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------


                                                                Years ended
                                                                December 31,
                                                            1 9 9 6     1 9 9 5
                                                            -------     -------
Net Sales:
  Computer Equipment                                    $21,505,880  $19,147,478
  Computer Equipment - Related Party                            --     2,491,111
  Fuel Injection Systems                                  1,330,208       77,755
                                                         ----------- -----------

  Total Net Sales                                        22,836,088   21,716,344
                                                         ----------- -----------

Cost of Goods Sold:
  Computer Equipment                                     20,494,433   20,660,204
  Fuel Injection Systems                                    933,702       52,885
                                                         ----------- -----------

  Total Cost of Goods Sold                               21,428,135   20,713,089
                                                         ----------- -----------

  Gross Profit                                            1,407,953    1,003,255
                                                         ----------- -----------

Expenses:
  General and Administrative Expenses                     2,098,468      691,724
  Research and Development                                  209,241      326,728
  Depreciation and Amortization                             274,500       65,806
  Provision for Doubtful Accounts                           107,000       24,667
                                                         ----------- -----------

  Total Expenses                                           2,689,209   1,108,925
                                                         ----------- -----------

Operating [Loss]                                         (1,281,256)   (105,670)
                                                         ----------- -----------

Other Income [Expense]:
  Interest Expense                                         (134,073)    (27,637)
  Interest Income                                             81,169          --
  Interest Income - Related Parties                           30,942       3,264
  Loss on Sale of Asset                                      (36,244)         --
  Other Income                                                 2,076          --
                                                         ----------- -----------

  Total Other [Expense]                                     (56,130)    (24,373)
                                                         ----------- -----------

  [Loss] Before Income Taxes                             (1,337,386)   (130,043)

Income Taxes                                                      --          --
                                                         ----------- -----------

  Net [Loss]                                            $(1,337,386) $ (130,043)
                                                         =========== ===========

  [Loss] Per Share                                      $      (.32) $     (.05)
                                                         =========== ===========

  Weighted Average Common Shares Outstanding               4,134,647   2,436,301
                                                         =========== ===========


See Notes to Financial Statements.




HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------




                                                                            Retained    Total
                            Preferred Stock   Common Stock      Paid in     Earnings    Stockholders'
                            Shares   Amount Shares    Amount    Capital     [Deficit]   Equity

  December 31, 1994           --     $      3,750,000 $ 3,750  $2,170,350    $132,345  $2,306,445

Subchapter S Distributions    --      --      --       --       --           (543,123)   (543,123)

Net Income - 1995             --      --      --       --       --           (130,043)   (130,043)
                             ------  ------ ---------  -------- ----------   --------   ----------

  December 31, 1995           --       --   3,750,000   3,750   2,170,350    (540,821)  1,633,279

Subchapter S and Partnership
  Distributions               --       --       --       --      (123,460)   (260,857)   (384,317)

Transfer of Accumulated
  Losses of S Corporation
  and Partnership to Paid-in
  Capital                     --       --       --       --      (923,981)    923,981        --

Proceeds from Initial Public
  Offering                    --       --   1,068,750   1,069   4,836,256      --       4,837,325

Common Stock Issued in
  Exchange for Assets         --       --     390,000     390   1,949,610      --       1,950,000

Net Income - 1996             --       --       --       --       --        (1,337,386)(1,337,386)
                             ------  ------- --------  -------  ----------   ---------  ---------

  December 31, 1996           --     $ --    5,208,750 $ 5,209 $7,908,775  $(1,215,08$) 6,698,901
                             ======  ======= ========= ======= ==========   =========== =========


See Notes to Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                                Years ended
                                                                December 31,
                                                           1 9 9 6     1 9 9 5
                                                           -------     -------
Operating Activities:
  Net [Loss]                                            $(1,337,386)$  (130,043)
                                                         ----------- -----------
  Adjustments  to  Reconcile  Net [Loss] to Net Cash  [Used  for]  Provided  by
   Operating Activities:
   Depreciation                                             185,197      34,024
   Amortization                                              89,303      31,782
   Loss on Sale of Asset                                     36,244          --
   Provision for Losses on Accounts Receivable              107,000       4,450
   Contributed Research and Development                          --     306,205

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                    (20,681)   (112,787)
     Inventory                                             (389,845)   (150,159)
     Other Current Assets                                   (91,447)     (4,798)
     Deposits                                               (48,714)         --

   Increase [Decrease] in:
     Accounts Payable and Accrued Expenses                   14,744     543,882
     Other Current Liabilities                             (140,378)     72,274
                                                        ----------- -----------

   Total Adjustments                                       (258,577)    724,873
                                                        ----------- -----------

  Net Cash - Operating Activities                        (1,595,963)    594,830
                                                        ----------- -----------

Investing Activities:
  Purchase of Property and Equipment                       (168,588)     (3,892)
  Proceeds from Sale of Equipment                            85,000      (1,700)
  Advances to Related Parties                              (139,669)   (223,104)
  Cash Acquired through Acquisition - Net of Payments       253,089          --
  Transfers to Cash Restricted                             (788,000)         --
                                                        ----------- -----------

  Net Cash - Investing Activities                          (758,168)   (228,696)
                                                        ----------- -----------

Financing Activities:
  Distributions                                            (384,317)   (466,083)
  Advances from Line of Credit                            6,519,919   2,112,019
  Repayments on Line of Credit                           (6,361,785) (1,451,213)
  Advances from Related Parties                             287,483     669,839
  Repayments to Related Parties                            (325,286)   (639,950)
  Proceeds from Equity Sales                              5,486,325          --
  Loan Origination Fees                                          --    (121,085)
                                                        ----------- -----------

  Net Cash - Financing Activities                         5,222,339     103,527
                                                        ----------- -----------

  Net Increase in Cash                                    2,868,208     469,661

Cash - Beginning of Years                                   558,242      88,581
                                                        ----------- -----------

  Cash - End of Years                                   $ 3,426,450 $   558,242
                                                        =========== ===========

See Notes to Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------


                                                               Years ended
                                                               December 31,
                                                           1 9 9 6     1 9 9 5
                                                           -------     -------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the years for:
   Interest                                             $   144,342 $    19,437
   Income Taxes                                         $        -- $        --

Supplemental Disclosures of Non-Cash Financing and Investing Activities:
  During 1996, the Company acquired assets of $4,674,526 and assumed liabilities of $5,298,278 in exchange for 390,000 shares of common stock valued at $1,950,000.

  During 1995, the Company received $1,500,000 of assets consisting of approximately $63,000 of accounts receivable, approximately $218,000 of inventory, machinery and equipment with a book value of approximately $913,000 and intangibles valued at approximately $306,000 in exchange for 900,000 shares of common stock.

  During  1995,   $77,040  of  inventory  was  distributed  as  a  Subchapter  S distribution.

  During 1995, $2,155 of inventory was capitalized to property and equipment.





See Notes to Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------



[1] Organization and Nature of Operations

The consolidated financial statements are presented on a consolidated basis commencing July 22, 1996 and include the results of operations of the parent company, Hirel Holdings, Inc. and its wholly-owned subsidiaries, Hirel Marketing, Inc. ["HMI"] and Hirel Technologies, Inc. ["HTI"] [collectively referred to as the "Company"]. The Company operates in two business segments through its operating subsidiaries. HMI is a wholesale seller of personal computers and related peripherals, primarily manufactured by Apple Computer, Inc. and during 1996 was the predominant business segment. HMI sells its products to retailers and end users throughout the United States and internationally. HTI develops, manufactures and sells fuel injection systems for marine engines to customers throughout the United States. Both segments operate out of the Company's single location in southern Florida. Marine Power, Inc. ["MPI"], a division of HTI, [See Note 4], was acquired effective December 31, 1996, and manufactures engines for marine applications for sale throughout the United States at its location in southern Louisiana.

[2] Basis of Presentation

The financial statements for the period ended December 31, 1996 and 1995 give retroactive effect to the acquisition by Hirel Holdings, Inc. of all of the outstanding common stock of HMI [an S corporation] and HTI on July 22, 1996. HTI is the successor to Hirel Technologies, Ltd. ["HTL"], a limited partnership. The financial statements of the Company are presented on a consolidated basis commencing July 22, 1996. Prior to that date the separate results of HMI and HTI [including HTL as predecessor from inception on October 24, 1995] have been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of the Company's common stock to the stockholders of HMI, and 1,000,000 shares of the Company's common stock to the stockholders of HTI. Additionally, the S corporation and partnership equity sections of HMI and HTL as predecessor to HTI have been reclassified to additional paid-in capital. No adjustment of assets to "fair value" have been recorded and all intercompany balances and transactions were eliminated. The accompanying financial statements will become the historical financial statements upon issuance of financial statements for the period subsequent to July 22, 1996.

The accompanying historical financial statements for the year ended December 31, 1995 include the results of HTL as predecessor of HTI from October 24, 1995 to December 31, 1995. The predecessor of HTL was Cutler Induction Systems ["CIS"]. The following pro forma unaudited information gives effect to the operations of CIS for the period January 1, 1995 to October 24, 1995 as if they were included in the statement of operations for the year ended December 31, 1995.

Net Sales - Computer Equipment                    $21,638,589
Net Sales - Fuel Injection Systems                    814,606
                                                  -----------

  Total Net Sales                                 $22,453,195

  Net Loss                                        $(1,607,000)

  Net Loss Per Share                              $      (.43)
  ------------------                              ===========

  Weighted Average Common Shares Outstanding        3,750,000

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #2
------------------------------------------------------------------------------



[3] Summary of Significant Accounting Policies

Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased. The Company has no cash equivalents at December 31, 1996.

Inventory - Inventory is recorded principally at the lower of average cost [using the first-in, first-out ["FIFO"] method] or market.

Property and Equipment and Depreciation - Property and equipment is recorded at cost. Depreciation is computed utilizing the straight-line method based on estimated useful lives of five to ten years. Amortization of leasehold improvements is computed utilizing the straight-line method over the lesser of the remaining lease term or the useful life of the leasehold. Depreciation expense, which includes amortization of leasehold improvements, was $185,197 and $34,024 for the years ended December 31, 1996 and 1995, respectively.

Intangibles and Amortization - Goodwill is amortized utilizing the straight-line method over a period of 15 years. When changes in circumstances warrant it, the Company evaluates the carrying value and the periods of amortization of goodwill based on the current and expected future non-discounted cash flows of the entities or assets giving rise to the goodwill. Loan origination costs are amortized utilizing the straight-line method over the life of the related debt which matured in 1996 and amortization expense was $89,303 and $31,782 in 1996 and 1995, respectively.

Revenue Recognition and Product Warranty - Revenue is recognized when goods are shipped to customers. The Company warrants its computer and engine products against defects for various periods to a maximum of two years. A provision for estimated future costs relating to warranty expense is recorded when products are shipped.

Income Taxes - Prior to July 22, 1996, HMI and HTI as separate companies had elected to have their income taxed under Subchapters S and K of the Internal Revenue Code, and the related state provisions, which provide that in lieu of federal and state corporation income taxes, the stockholders and partners are taxed on their proportionate share of the Company's taxable income. Therefore, no provision or liability for federal or state income taxes is reflected in the historical financial statements prior to that date.

Research and Development - The Company expenses research and development as incurred. In connection with its formation, the Company expensed $306,205 in 1995 as contributed research and development.

Earnings Per Share - Earnings per share of common stock is based on the weighted average number of common shares outstanding for each period presented, after giving retroactive effect for the shares issued in the business combination [See
Note 2]. Common stock equivalents are included if dilutive.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk include cash and accounts receivable arising from its normal business activities. The Company places its cash with high credit quality financial institutions. The Company currently has approximately $3,143,434 in financial institutions that is subject to normal credit risk beyond insured amounts. Regarding accounts receivable, the Company believes that credit risk is limited due to the large number of entities comprising the Company's customer base and the diversified industries in which the Company operates. As a consequence, the Company believes that its accounts receivable credit risk exposure is limited. The Company does not require collateral on accounts receivable. The Company is also subject to risk on amounts loaned to companies owned by its officers and stockholders.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #3
------------------------------------------------------------------------------



[3] Summary of Significant Accounting Policies [Continued]

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Advertising - The Company expenses advertising costs as incurred. Total advertising costs charged to expense amounted to approximately $58,448 and $921 for the years ended December 31, 1996 and 1995, respectively.

Stock Options - The Company accounts for employee stock-based compensation under the intrinsic value based method as prescribed by Accounting Principles Board ["APB"] Opinion No. 25. The Company applies the provisions of Statement of Financial Accounting Standards ["SFAS"] No. 123 to non-employee stock-based compensation and the pro forma disclosure provisions of that statement to employee stock-based compensation.

[4] Business Combination

On January 24, 1997, the Company completed its acquisition of substantially all the assets of MPI effective December 31, 1996. The Company acquired assets of $4,674,526 and assumed liabilities of $5,323,278 in exchange for 390,000 shares of the Company's common stock valued at $1,950,000. The acquisition will be accounted for utilizing the purchase method of accounting and the operations of Marine Power, Inc. will be included with the Company's from December 31, 1996. Goodwill including transaction expenses of $2,638,752 arose from the transaction which will be amortized utilizing the straight-line method over a period of 15 years. No amortization expense was recorded at December 31, 1996 as the transaction was effective on that date. In addition, the Company entered into agreements whereby based on the attainment of certain earnings levels the sellers can earn registration rights on specified portions of their shares as well as earn up to an additional 50,000 shares of the Company's common stock if certain earnings targets are met. If the targets are met, the Company will recognize additional goodwill measured by the number of shares earned multiplied by the fair value of the stock on that date.

The following unaudited pro forma combined results of operations reflects the acquisition as if it had occurred at the beginning of the periods presented. These pro forma results may not be indicative of results that actually would have occurred if the combination had been in effect on the date indicated.

                                                    December 31,
                                                1 9 9 6       1 9 9 5

Total Revenues                               $34,165,384   $33,917,354
                                             ===========   ===========

Net [Loss]                                   $(3,330,658)  $(1,925,562)
                                             ===========   ===========

[Loss] Per Common Share                      $      (.74)  $      (.47)
                                             ===========   ===========

Weighted Average Common Shares Outstanding     4,523,579     4,140,000

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #4
------------------------------------------------------------------------------


[5] Cash Restricted

In connection with the Company's formation it received assets once owned by a predecessor of HTL [See Note 2]. Although the Company believes that no liabilities or legal claims can be asserted against HTI, as a condition of its initial public offering [See Note 10], the Company placed in escrow $580,000 of the offering proceeds until March 23, 1997 to satisfy any claims that may arise [See Note 20].

In connection with the HMI's line of credit, it was required to assign a $208,000 certificate of deposit as security to the bank.

[6] Inventory

Inventory consists of the following at December 31, 1996:

Raw Materials                                $ 2,795,240
Finished Goods                                   746,796
                                             -----------

  Total                                      $ 3,542,036
  -----                                      ===========

[7] Lines of Credit

HMI maintains a line of credit in the amount of $2,000,000 at December 31, 1996. The line of credit is used to finance letters of credit used by HMI to acquire inventory. HMI has the option to pay the letters of credit upon presentation or to finance them for up to 90 days. The line of credit carries interest at the Citibank prime rate [8.25 percent at December 31, 1996] plus 2 percent to a maximum of 18 percent. The line of credit is subject to renewal annually, is collateralized by all corporate assets and is guaranteed by the principal stockholder of the Company. The line of credit also restricts the payment of dividends to annual net income. Borrowings under the line were $818,940 at December 31, 1996. Letters of credit, which have not been presented for payment are included in the caption "accounts payable" on the balance sheet, and totaled $150,796 at December 31, 1996. The weighted average interest rate on short-term borrowings at December 31, 1996 was 8.25 percent.

MPI maintains a line of credit in the amount of $850,000 at December 31, 1996. The line of credit carries interest at the banks prime rate [8.25 percent at December 31, 1996] plus 2 percent after an initial rate for the first three months of 12.15 percent. The line of credit is subject to renewal annually, and is collateralized by accounts receivable. Borrowings under the line were $776,150 at December 31, 1996.

[8] Notes Payable

Notes payable consisted of the following at December 31, 1996:
                                                           December 31,
                                                              1 9 9 6
Note payable to bank, interest at prime rate plus 1.5 percent, with monthly payments of principal and interest through 2$081,400,731

Various notes payable, collateralized by equipment with interest rates from 5.75 percent to 10.25 percent, maturing through
  July 2000.                                                    98,818

Total                                                        1,499,549
Less: Current Maturities                                       134,651

  Total                                                    $ 1,364,898
  -----                                                    ===========

Substantially all of MPI's assets are pledged as security for the above note payable to bank. The note payable is personally guaranteed by certain related parties.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #5
------------------------------------------------------------------------------


[8] Notes Payable [Continued]

Note payable to bank arose through the Company's acquisition of the assets and liabilities of MPI effective December 31, 1996 [See Note 4]. The loan agreement contained certain financial statement covenants, and among other restrictions, limited the payment of dividends. MPI had failed to satisfy certain of the covenants at June 30, 1996 which had been its fiscal year end and has received a waiver of the covenants through June 30, 1997. The bank has indicated that the waiver will remain in effect until the receipt of the Company's December 31, 1997 financial statements.

Current maturities on notes payable at December 31, 1996 are as follows:

December 31,
  1997                                       $   134,651
  1998                                           105,927
  1999                                           102,771
  2000                                           102,337
  2001                                           109,896
  Thereafter                                     943,967
                                             -----------

  Total                                      $ 1,499,549
  -----                                      ===========

[9] Related Party Transactions

The Company periodically advances funds to the Company's principal stockholder on a very short-term basis. These loans are non interest bearing with no formal repayment terms. The Company also makes advances to enterprises controlled by the Company's principal stockholder. A summary of the loan activity is as follows:

Loans to Stockholder:
                           Beginning                            Ending
   Year End                 Balance     Additions  Repayments   Balance

December 31, 1996          $      --   $ 281,025   $ 260,000  $   21,025
                           =========   =========   =========  ==========

December 31, 1995          $      --   $ 639,950   $ 639,950  $       --
                           =========   =========   =========  ==========

Stockholder loans are subordinated to the line of credit.

Loans to Related Parties Including Interest:

                           Beginning                            Ending
    Year End                Balance     Additions   Repayments  Balance

December 31, 1996          $ 223,104   $ 301,713[1] $     --  $  524,817
                           =========   =========    ========  ==========

December 31, 1995          $      --   $ 223,104    $     --  $  223,104
                           =========   =========    ========  ==========

[1] Includes $162,044 of related party receivables acquired through the MPI acquisition.

The related party loans of greater than a short-term nature carry interest at prime. Interest receivable of $34,063 and $3,264 and interest income of $30,942 and $3,264 on those loans as of December 31, 1996 and 1995, respectively, is reflected in the accompanying financial statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #6
------------------------------------------------------------------------------



[9] Related Party Transactions [Continued]

During the year ended December 31, 1995, the Company had sales of $2,491,111 to a company in which the principal stockholder of the Company had an ownership interest [See Note 14]. The related party sales ceased in June 1995.

During the year ended December 31, 1996, the Company paid $60,000 in consulting fees to the President of HTI.

During the year ended December 31, 1996, the Company paid Fenco Tool and Die Ltd. approximately $160,000 for machinery services [See Note 18].

During the years ended December 31, 1996 and 1995, the Company paid rent of $133,636 and $48,224 to a company controlled by the Company's principal stockholder. The leases expire in April 1997.

During the year ended December 31, 1996, the Company accrued royalties of $14,935 to a Company controlled by the Company's principal stockholder under a royalty agreement on certain patents covering six components of the Company's products. Under the agreement, royalties are calculated as a percentage ranging between 5 percent and 10 percent of net selling price as defined in the agreement. Royalty payments are due quarterly and the agreement is for a fifty year period.

[10] Stockholders' Equity

On July 22, 1996, the Company completed an initial public offering of 1,063,750 shares of common stock at a price of $6.00 per share. The Company realized net proceeds of approximately $4,840,000 in connection with the offering. In addition, the Company issued to its underwriter an option to purchase 92,500 shares of common stock at $8.70 per share. The option is exercisable commencing July 22, 1997 and expires July 22, 2001. The Company also issued 5,000 shares of common stock to its attorneys for work performed in connection with the offering.

[11] Options

The Company has adopted a stock option plan, effective May 2, 1996. Under such plan, key employees and officers and consultants of the Company will be granted options to purchase shares of the Company's common stock at their fair market value on the date of grant. The plan provides for an aggregate of 500,000 options. Plan Options granted under the Plan may either be options qualifying as incentive stock options ("Incentive Options") under Section 422 of the Internal Revenue Code of 1996, as amended or options that do not so qualify ("Non-Qualified Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares. Any Incentive Option granted under the Plan must provide for an exercise price of not less than 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any Incentive Option granted to an eligible employee owning more than 10% of the company's common stock must be at least 110% of such fair market value as determined on the date of the grant. The term of each Plan Option and the manner in which it may be exercised is determined by the Board of the Directors or the Committee, provided that no Plan Option may be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant.


A summary of the activity under the plan is as follows:

                                               Exercise    Remaining    Average
                                                 Price    Contractual   Exercise
                                       Shares  Per Share     Life        Price


Balance - December 31, 1995                 --  $     --

Granted                                116,000      6.00
Exercised                                   --        --
Forfeited/Expired                       (3,000)    (6.00)
                                     ---------  --------

  Outstanding - December 31, 1996      113,000  $   6.00   9.4 Years  $  6.00
  -------------------------------    =========  ========

  Exercisable - December 31, 1996       10,000  $   6.00   9.4 Years  $  6.00
  -------------------------------    =========  ========

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #7
------------------------------------------------------------------------------


[11] Options [Continued]

Had compensation cost for the Company's stock options issued to employees been determined based upon the fair value at the grant date for stock options issued under these plans pursuant to the methodology prescribed under Statement of Financial Accounting Standards ["SFAS"] No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have been increased, on a pro forma basis, by approximately $213,000, or $.05 per share for the year ended December 31, 1996. The fair value of stock options granted to employees used in determining the pro forma amounts is estimated at $4.54 during 1996 using the Black-Scholes option-pricing model for the pro forma amounts with the following weighted average assumptions:

                                       December 31,
                                    1 9 9 6      1 9 9 5

Risk-free Interest Rate              6.62%         N/A
Expected Life                       6 Years        N/A
Expected Volatility                  84.8%         N/A
Expected Dividends                          None

Net [loss] and [loss] per share as reported, and on a pro forma basis as if compensation cost had been determined on the basis of fair value pursuant to SFAS No. 123 is as follows:

                           December 31, 1996

Net [Loss]:
  As Reported               $   (1,337,386)
                            --------------
  Pro Forma                 $   (1,550,386)
                            --------------

[Loss] Per Share:
  As Reported               $         (.32)
                            --------------
  Pro Forma                 $         (.37)
                            --------------

[12] Income Taxes

Commencing July 22, 1996, the Company will provide for current and deferred federal and state income taxes where necessary. Prior to July 22, 1996, taxes were not provided for as each of the separate entities comprising the consolidated group were pass-through entities. No pro forma income tax effects are provided for, as there were losses in all periods presented. At December 31, 1996, the Company has federal net operating loss carryforwards of approximately $1,300,000 all of which will expire in 2011.

The major components of the Company's net deferred income taxes are as follows:

Deferred Tax Liabilities:
  Accelerated Depreciation                      $(143,951)

Deferred Tax Assets:
  Reserves and Allowances                          43,290
  Net Operating Loss                              481,000

  Total Deferred Tax Asset                        524,290

Net Deferred Tax Asset Before Valuation Allowance 380,339
Valuation Allowance                              (380,339)

  Net Deferred Tax Asset                        $      --
  ----------------------                        =========

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #8
------------------------------------------------------------------------------


[13] Segment and Geographic Information

In 1996, the Company's operations are classified into two principal segments; computer equipment sales, and fuel injection systems sales. The following is a summary of segment and geographic information:

                                    United States Europe     Other  Consolidated
Revenue From Non-Affiliates:
  Computer Equipment                $16,241,227 $3,737,649$1,527,004 $21,505,880
  Fuel Injection Systems             1,330,208         --         --   1,330,208
                                    ----------  --------- ---------- -----------

  Totals                            $17,571,435 $3,737,649$1,527,004 $22,836,088
  ------                            =========== ==================== ===========

Income [Loss] From Operations:
  Computer Equipment                                                $   (32,780)
  Fuel Injection Systems                                               (898,859)
  Corporate                                                            (349,617)
                                                                     -----------

  Total                                                              (1,281,256)

Other Expenses                                                          (56,130)

  [Loss] Before Income Tax Expense                                  $(1,337,386)

Identifiable Assets:
  Computer Equipment                                                $ 1,396,970
  Fuel Injection Systems                                                370,727
  Marine Engine Manufacturing [See Note 4]                            7,272,061
  Corporate                                                           4,615,304
                                                                    -----------

  Total                                                             $13,655,062

Depreciation and Amortization:
  Computer Equipment                                                $   103,719
  Fuel Injection Systems                                                161,391
  Corporate                                                               9,390
                                                                    -----------

  Total                                                             $   274,500
  -----                                                             ===========

Capital Expenditures:
  Computer Equipment                                                $     8,220
  Fuel Injection Systems                                                 22,037
  Corporate                                                             138,331
                                                                    -----------

  Total                                                             $   168,588
  -----                                                             ===========

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #9
------------------------------------------------------------------------------



[13] Segment and Geographic Information [Continued]

In 1995, the Company's operations are classified into two principal segments; computer equipment sales, and fuel injection systems sales. The following is a summary of segment and geographic information:

                                 United States   Europe    Other    Consolidated
Revenue From Non-Affiliates:
  Computer Equipment               $12,934,688 $7,514,527 $1,189,374 $21,638,589
  Fuel Injection Systems                77,755        --          --      77,755
                                     ---------- ---------  ---------- ----------

  Totals                           $13,012,443 $7,514,527 $1,189,374 $21,716,344
  ------                            ==========  ========= ==========  ==========

Income [Loss] From Operations:
  Computer Equipment                                                 $  360,199
  Fuel Injection Systems                                               (465,869)
  Corporate                                                                  --
                                                                     ----------

  Total                                                                (105,670)

Other Expenses                                                          (24,373)

  [Loss] Before Income Tax Expense                                   $ (130,043)
  --------------------------------                                    ==========

Identifiable Assets:
  Computer Equipment                                                 $1,418,915
  Fuel Injection Systems                                              1,142,525
  Corporate                                                                  --
                                                                     ----------

  Total                                                              $2,561,440

Depreciation and Amortization:
  Computer Equipment                                                 $   42,428
  Fuel Injection Systems                                                 23,378
                                                                     ----------

  Total                                                              $   65,806
  -----                                                              ==========

Capital Expenditures:
  Computer Equipment                                                 $    6,047
  Fuel Injection Systems                                                913,105
                                                                     ----------

  Total                                                              $  919,152
  -----                                                              ==========

[14] Significant Customers

During  the  year  ended   December  31,  1995,   one  customer   accounted  for
approximately 11.5 percent of the Company's sales. The customer was also a related party.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #10
------------------------------------------------------------------------------


[15] Commitments and Contingencies

Leases - The Company leases real property and a vehicle under operating leases expiring through 2001. The Company also leases its Louisiana facility from a company controlled by a stockholder of the Company and certain Florida premises from a company controlled by the Company's principal stockholder. The Louisiana lease has an initial term of five years with three additional five year options and the Florida leases expire in April 1997. The Louisiana lease also contains annual adjustments based on the consumer price index to a maximum increase of three percent per year. Minimum future rental payments as of December 31, 1996, for each of the next five years, and in the aggregate are as follows:

                                     Related Party  Third Parties       Total

1997                                 $   48,000    $   272,234      $  320,234
1998                                     48,000        278,688         326,688
1999                                     48,000        279,242         327,242
2000                                     48,000        235,798         283,798
2001                                     48,000          7,200          55,200
Thereafter                                   --             --              --
                                     ----------    -----------      ----------

  Total                              $  240,000    $ 1,073,162      $1,313,162
  -----                              ==========    ===========      ==========

Rent expense was $212,686 and $48,224 for the years ended December 31, 1996 and 1995, respectively, which includes $133,636 and $48,224, respectively, paid to a related party [See Note 9].

Employment Agreements -

[A] The Company has entered into an agreement ["Agreement"] dated as of May 2, 1996 with Vincent Montelione. The term of employment will commence upon the effective date of the proposed public offering and will expire on the fifth anniversary thereof. The annual salary under the Agreement is $150,000, which amount will be increased by 10 percent each year. The term of employment provides for two, three year renewals at the mutual agreement of the parties. Vincent Montelione is also eligible to receive an annual bonus equal to 5 percent of the Company's consolidated earnings before income tax, depreciation and amortization in excess of $1,000,000, payable within 30 days after the determination of such earnings. The Agreement also provides for the issuance of up to an aggregate of 2,050,000 options to purchase shares of the Company's common stock at $6.00 per share which options shall be earned as follows: (i) 500,000 options if HMI has earnings before income tax, depreciation and amortization in excess of $1,000,000 in any fiscal year, (ii) an additional 250,000 options if the HMI has earnings before income tax, depreciation and amortization of at least $1,500,000 in any fiscal year, (iii) and additional 250,000 options if the HMI has earnings before income tax, depreciation and amortization of at least $2,000,000 in any fiscal year, (iv) an additional 250,000 options if HMI has earnings before income tax, depreciation and amortization of at least $2,500,000 in any fiscal year, (v) an additional 500,000 options if HMI has earnings before income tax, depreciation and amortization of at least $3,000,000 in any fiscal year, and (vi) an additional 300,000 options if HMI has earnings before income tax, depreciation and amortization of at least $4,000,000 in any fiscal year. These options are transferable to Mr. Montelione's immediate family which will include spouse, parents, siblings, and children. The Agreement will also provide for noncompete provisions and certain registration rights with respect to the common shares underlying the options. If the aforementioned earnings are achieved, the Company will recognize compensation expense equal to the difference between the fair market value of the options when earned and the exercise price of the options of $6.00 per share. The issuance of the options is likely to result in substantial compensation expense to the Company in future years.

The Agreement provides, among other things, for participation in an equitable manner in any profit-sharing or retirement plan for employees or executives and for participation in other employee benefits applicable to employees and executives of the Company except for the 1996 Stock Option Plan. The Agreement further provides for the use of an automobile and other fringe benefits commensurate with his duties and responsibilities. The Agreement also provides for benefits in the event of disability.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #11
------------------------------------------------------------------------------



[15] Commitments and Contingencies [Continued]

Employment Agreements [Continued]

[A] [Continued] Pursuant to the Agreement, employment may be terminated by the Company with cause or by the executive with or without good reason. Termination by the Company without cause, or by the executive for good reason, would subject the Company to liability for liquidated damages in an amount equal to the terminated executive's current salary and an amount equal to his prior year's bonus annually, for the remaining term of the Agreement, payable in equal monthly installments, without any set-off for compensation received from any new employment. In addition, the terminated executive would be entitled to receive all options earned on a prorata basis as of the date termination and continue to participate in and accrue benefits under all employee benefit plans and to receive supplemental retirement benefits to replace benefits under any qualified plan for the remaining term of the Agreement to the extent permitted by law.

[B] The Company has entered into employment agreements with various other officers and employees. The agreements vary in terms and length with some containing provisions for the granting of options and or cash bonuses based upon the achievement of certain criteria. Compensation related to those provisions will be accrued as earned.

Share Exchange Agreement - The share exchange agreement with HTI in connection with the business combination discussed in Note 2 provides for the issuance of options to purchase shares of the Company's common stock at $6.00 per share which options shall be earned as follows: (i) 1,000,000 options if HTI has pre-tax earnings which equals or exceeds $1,000,000 in any fiscal year, (ii) an additional 1,000,000 options if pre-tax earnings equals or exceeds $2,000,000 in any fiscal year, and (iii) an additional 1,000,000 options if pre-tax earnings equals or exceeds $3,000,000 in any fiscal year. If the aforementioned earnings are achieved, the Company will recognize compensation expense equal to the difference between the fair market value of the options when earned and the exercise price of the options of $6.00 per share. The issuance of the options is likely to result in substantial compensation expense to the Company in future years.

[16] Fair Value of Financial Instruments

Effective  December  31,  1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments," which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of these financial instruments, the Company was required to make assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash, accounts receivable, notes receivable, accounts payable, amounts due to and from related parties and affiliates, and short-term debt, management estimates that the carrying amount approximated fair value for the majority of these instruments because of their short maturities. Management estimates that the carrying amount of its long-term indebtedness approximates fair value since the interest rates currently offered to the Company for debt of the same remaining maturities approximates the average interest rates which the Company is currently paying.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS, Sheet #12
------------------------------------------------------------------------------



[17] Subsequent Event

On January 10, 1997, the Company acquired the assets and assumed the liabilities of Fenco Tool and Die, Ltd., a company owned by certain stockholders of the Company. The Company acquired assets of approximately $90,000 and assumed liabilities of approximately $30,000 for a $60,000 cash payment.
No goodwill arose in the transaction.

[18] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. Earlier application is not allowed. The provisions of SFAS No. 125 must be applied prospectively;
retroactive application is prohibited. Adoption on January 1, 1997 is not expected to have a material impact on the Company. The FASB deferred some provisions of SFAS No.125, which are not expected to be relevant to the Company.

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 128, "Earnings per Share," and SFAS No. 129, "Disclosure of Information about Capital Structure," in February 1997.

SFAS No. 128 simplifies the earnings per share ["EPS"] calculations required by Accounting Principles Board ["APB"] Opinion No. 15, and related interpretations, by replacing the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 requires dual presentation of basic and diluted EPS by entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to the fully diluted EPS of APB Opinion No. 15. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. When adopted, SFAS No. 128 will require restatement of all prior-period EPS data presented; however, the Company has not sufficiently analyzed SFAS No. 128 to determine what effect SFAS No. 128 will have on its historically reported EPS amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

[19] Subsequent Event [Unaudited]

On March 21, 1997, the Company made two $100,000 loans to an unrelated company. The loans bear interest at prime plus 2 percent and mature on December 31, 1997. In connection with the loans, the Company's HMI subsidiary was granted an option to require the reorganization of the unrelated company with and into HMI as provided in a plan of reorganization between the two companies. The option expires on June 1, 1998.

On March 24, 1997, the Company received the $580,000 which had been held in escrow.






                    .   .   .   .   .   .   .   .   .   .   .