Form 10QSB
period 1997-03-31
HIREL HOLDINGS INC
filed 1997-05-20
CIK 1015115

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     March 31, 1997       Commission File Number   0-28524



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

                              Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At May 14, 1997, there were 5,208,750 shares of the Registrant's $.001 par value common stock outstanding.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


INDEX TO 10-QSB
------------------------------------------------------------------------------



Part I:  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheet as of March 31, 1997 [Unaudited]...1

Consolidated Statements of Operations for the three months ended
March 31, 1997 and 1996 [Unaudited]...........................2

Consolidated Statements of Cash Flows for the three months ended
March 31, 1997 and 1996 [Unaudited]...........................3

Notes to Consolidated Financial Statements [Unaudited]........4......5

Item 2: Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................6......8

Part II.  Other Information...................................9

Signature Page................................................10






                 .   .   .   .   .   .   .   .   .   .   .   .

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1997.
[UNAUDITED]
------------------------------------------------------------------------------


Assets:
Current Assets:
  Cash and Cash Equivalents                                         $ 1,062,685
  Accounts Receivable [Net of Allowance for Doubtful Accounts
   of $192,000]                                                       1,781,596
  Accounts Receivable - Related Party                                   280,034
  Inventory                                                           4,409,614
  Other Current Assets                                                  114,102
                                                                    -----------

  Total Current Assets                                                7,648,031

Property and Equipment - Net                                          1,353,643
                                                                    -----------

Other Assets:
  Loans Receivable - Related Parties - Net                              512,766
  Other Assets                                                          288,771
  Goodwill                                                            2,594,773
                                                                    -----------

  Total Other Assets                                                  3,396,310

  Total Assets                                                      $12,397,984

Liabilities and Stockholders' Equity:
Current Liabilities:
  Line of Credit                                                    $ 2,141,351
  Accounts Payable                                                    2,061,359
  Notes Payable                                                          71,226
  Other Current Liabilities                                             657,284
                                                                    -----------

  Total Current Liabilities                                           4,931,220

Note Payable                                                          1,363,727

Commitments and Contingencies                                                --

Stockholders' Equity:
  Preferred Stock - $.001 Par Value, 1,000,000 Shares Authorized,
   None Issued or Outstanding                                                --

  Common Stock, $.001 Par Value, 24,000,000 Shares Authorized,
   5,208,750 Shares Issued and Outstanding                                5,209

  Paid-in Capital                                                     7,908,774

  Retained Earnings [Deficit]                                        (1,810,946)

  Total Stockholders' Equity                                          6,103,037

  Total Liabilities and Stockholders' Equity                        $12,397,984

See Notes to Consolidated Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                                March 31,
                                                          1 9 9 7       1 9 9 6
                                                           ------       -------
Net Sales:
  Computer Equipment                                       86,430   $ 6,662,628
  Marine Power Engines                                  2,967,094            --
  Fuel Injection Systems                                  362,216       324,438
                                                       ----------   -----------

  Total Net Sales                                       6,115,740     6,987,066
                                                       ----------   -----------

Cost of Goods Sold:
  Computer Equipment                                    2,655,185     6,178,754
  Marine Power Engines                                  2,587,968            --
  Fuel Injection Systems                                  270,282       178,595
                                                       ----------   -----------

  Total Cost of Goods Sold                              5,513,435     6,357,349
                                                       ----------   -----------

  Gross Profit                                            602,305       629,717
                                                       ----------   -----------

Expenses:
  General and Administrative Expenses                   1,103,724       479,298
  Research and Development                                 52,310         8,813
                                                       ----------   -----------

  Total Expenses                                        1,156,034       488,111
                                                       ----------   -----------

  Operating [Loss] Income                                (553,729)      141,606
                                                       ----------   -----------

Other Income [Expense]:
  Interest Expense                                        (86,679)      (47,085)
  Interest Income                                          29,211         7,104
  Other Income [Expense]                                   15,334       (41,574)
                                                       ----------   -----------

  Total Other Income [Expense]                            (42,134)      (81,555)
                                                       ----------   -----------

  [Loss] Income Before Pro Forma Income Tax Adjustments  (595,863)       60,051

Pro Forma Income Tax Adjustments                               --        20,247
                                                       ----------   -----------

  Pro Forma Net [Loss] Income                          $ (595,863)  $    39,804
                                                       ==========   ===========

  Pro Forma [Loss] Earnings Per Share                  $     (.11)  $       .01
                                                       ==========   ===========

  Weighted Average Common Shares Outstanding            5,208,750     4,675,000
                                                       ==========   ===========



See Notes to Consolidated Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
[UNAUDITED]
------------------------------------------------------------------------------


                                                           Three months ended
                                                                March 31,
                                                          1 9 9 7       1 9 9 6
                                                          -------       -------
Operating Activities:
  Net [Loss] Income                                    $ (595,863)  $    39,804
                                                       ----------   -----------
  Adjustments to Reconcile Net [Loss] Income to Net
   Cash [Used for] Operating Activities:
   Depreciation and Amortization                          137,465        49,505
   Loss on Sale of Asset                                    4,804        41,574
   Provision for Losses on Accounts Recele                     --        15,918

  Changes in Assets and Liabilities:
   [Increase] Decrease in:
     Accounts Receivable                                 (819,777)     (533,694)
     Inventory                                           (867,578)     (634,587)
     Other Current Assets                                  16,087         3,217
     Other Assets                                          (4,178)       20,348

   Increase [Decrease] in:
     Accounts Payable                                  (1,274,952)      144,399
     Other Current Liabilities                            145,184       (77,117)
                                                       ----------   -----------

   Total Adjustments                                   (2,662,945)     (970,437)
                                                       ----------   -----------

  Net Cash - Operating Activities                      (3,258,808)     (930,633)
                                                       ----------   -----------

Investing Activities:
  Purchase of Property and Equipment                     (221,587)      (32,359)
  Proceeds from Sale of Equipment                          27,000        85,000
  Transfer from Restricted Cash                           788,000            --
  Loans to Unrelated Company                             (200,000)           --
  Advances to Related Parties - Net                            --      (148,733)
                                                       ----------   -----------

  Net Cash - Investing Activities                         393,413       (96,092)
                                                       ----------   -----------

Financing Activities:
  Distributions                                                --      (302,317)
  Advances from Line of Credit - Net                      546,261       942,708
  Repayments of Note Payable                              (64,596)           --
  Repayments from Related Parties                          19,965            --
  Proceeds from Equity Sales                                   --       650,000
                                                       ----------   -----------

  Net Cash - Financing Activities                         501,630     1,290,391
                                                       ----------   -----------

  Net [Decrease] Increase in Cash and Cash Equivalents (2,363,765)      263,666

Cash and Cash Equivalents - Beginning of Periods        3,426,450       558,242
                                                       ----------   -----------

  Cash and Cash Equivalents - End of Periods           $1,062,685   $   821,908
                                                       ==========   ===========



See Notes to Consolidated Financial Statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
[UNAUDITED]
------------------------------------------------------------------------------



[1] Basis of Presentation

The unaudited consolidated financial statements as of and for the three months ended March 31, 1997, include the results of operations of the parent company, Hirel Holdings, Inc. ["HHI"] and its wholly-owned subsidiaries Hirel Marketing, Inc. ["HMI"] and Hirel Technologies, Inc. ["HTI"]. Effective December 31, 1996, HTI acquired substantially all of the assets and certain liabilities of Marine Power, Inc. ["MPI"]. The unaudited financial statements as of and for the three months ended March 31, 1996, are based on the historical financial statements of HHI, HMI, and HTI, and have been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of HHI common stock to the stockholders of HMI, and 1,000,000 shares of HHI common stock to the stockholders of HTI. All significant intercompany accounts and transactions have been eliminated in consolidation.

In opinion of management, the accompanying unaudited financial statements included in the Form 10- QSB reflect all adjustments [consisting only of normal recurring accruals] necessary to make the interim financial statements not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1996.

[2] Business Combination

On January 24, 1997, the Company completed its acquisition of substantially all of the assets of MPI effective December 31, 1996, and its operations are included with the Company's from December 31, 1996.

The following unaudited pro forma combined results of operations reflect the acquisition as if it had occurred at the beginning of the period presented. These pro forma results may not be indicative of the results that actually would have occurred if the combination had been in effect on the date indicated.

                                                        March 31,
                                                         1 9 9 6

Computer Equipment                                    $ 6,662,628

Fuel Injection Systems                                    324,438

Marine Power Engines                                    2,767,415

Total Revenue                                         $ 9,754,481
                                                      ===========

Net Earnings                                          $    91,077
                                                      ===========

Earnings Per Common Share                             $       .02
                                                      ===========

Weighted Average Common Shares Outstanding              4,140,000

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
------------------------------------------------------------------------------



[3] Inventory

The components of inventory as of March 31, 1997 are as follows:

Raw Materials                  $ 3,172,367
Work-in-Process                         --
Finished Goods                   1,237,247
                               -----------

  Total                        $ 4,409,614
  -----                        ===========

[4] Income Taxes

For the three months ended March 31, 1996, pro forma income taxes are provided to reflect income tax expense had the consolidated companies been subject to federal and state income taxes for that period.

[5] Earnings Per Share

Earnings per share is based on the weighted average number of common shares outstanding for each period presented. Common stock equivalents are included if dilutive.






                      .   .   .   .   .   .   .   .   .   .

Item 2.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------


General

The following discussion should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1996, including the consolidated financial statements of the Company and the notes thereto appearing on Pages F-1 through F-20 thereof.

The parent company Hirel Holdings, Inc. ["HHI"] and its wholly-owned subsidiaries, Hirel Marketing, Inc. ["HMI"] and Hirel Technologies, Inc. ["HTI"], are collectively referred to as "the Company". The unaudited financial statements as of and for the three months ended March 31, 1997, include HHI and its wholly-owned subsidiaries HMI and HTI. Effective December 31, 1996, HTI acquired substantially all of the assets and certain liabilities of Marine Power, Inc. ["MPI"] and its operations are included with the Company's from December 31, 1996. The unaudited financial statements as of and for the three months ended March 31, 1996, are based on the historical financial statements of HHI, HMI, and HTI, and have been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of HHI Common Stock to the stockholders of HMI and 1,000,000 shares of HHI Common Stock to the stockholders of HTI.

The Company operates in three business segments through its operating subsidiaries. HMI is a wholesale seller to retailers and end users throughout the United States and internationally of personal computers, primarily manufactured by Apple Computer, Inc. and related peripherals. HTI develops, manufactures and sells fuel injection systems for marine engines to customers throughout the United States. Both HMI and HTI operate out of the Company's single location in Pompano Beach, FL. Effective December 31, 1996, MPI was acquired as a division of HTI. MPI manufactures engines for marine applications for sale throughout the United States at its location in Ponchatoula, LA. HMI and HTI [including MPI] accounted for approximately 45% and 55%, respectively, of total sales for the three months ended March 31, 1997. For the three months ended March 31, 1996, HMI was the predominant business segment.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Total sales for the three months ended March 31, 1997, decreased $871,326 over the three months ended March 31, 1996, from $6,987,066 to $6,115,740, a decrease of 12.5%. Net sales of computer equipment decreased $3,876,198 over the three months ended March 31, 1996, a decrease of 58.2%. Most of the products sold by HMI are manufactured by Apple Computer, Inc. or are peripherals for Apple computers. Apple products which historically were in demand and competitively priced were not as readily available beginning in the fourth quarter of 1996 and continuing in the first quarter of 1997. In addition, international sales of computer products have weakened as the dollar has strengthened against foreign currencies. HMI has been approved as a distributor for Motorola, IBM and Adobe hardware and software products, but to date has not realized any benefit as a result of these distribution arrangements. In addition, HMI has increased its advertising budget, hired an additional sales person and a new President who has spent much of his time since January evaluating the prospects for HMI's computer distribution business. Based on the continued weak sales that occurred during the first quarter and the evaluation that has taken place, HMI intends to reduce its cost structure to be more in line with the current level of sales, as there can be no assurance that the downward trend in sales will not continue. HMI which has examined other lines of business established a marine hard parts distribution business in the northeast United States late in March which business compliments and is a division of HMI. Net sales of fuel injection systems increased $37,778 over the quarter ended March 31, 1996, from $324,438 to $362,216, an increase of 11.6%. This increase is primarily attributable to sales resulting from HTI's recently established distribution/dealer network and sale of systems and components to a marine engine manufacturer. Sales of marine engines for the three months ended March 31, 1997, were $2,967,094 which resulted from the acquisition of MPI effective December 31, 1996. Management anticipates, based in part on the seasonality of MPI's business that sales for the second quarter should increase significantly from first quarter sales.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Cost of goods sold was $5,513,435 and $6,357,349 for the three months ended March 31, 1997 and 1996, respectively, a decrease of $843,914 or 13.3%. Cost of computer equipment sold decreased $3,523,569 over the three months ended March 31, 1996, from $6,178,754 to $2,655,185, a decrease of 57.0%. This decrease is attributable to the decrease in sales discussed above. The gross profit margin on computer equipment for the three months ended March 31, 1997, was 4.7% compared to a gross profit margin of 7.3% for the three months ended March 31, 1996, a decline of 2.6%. However, the 4.7% gross profit margin for the three months ended March 31, 1997 is the same as the gross profit margin on computer equipment for the full year ended December 31, 1996. Availability of product and competition will likely continue to put pressure on the gross profit margin of HMI's computer distribution business. Cost of fuel injection systems sold increased $91,687 over the three months ended March 31, 1996, from $178,595 to $270,282, an increase of 51.3%. This increase is attributable to the increase in sales discussed above and to some inefficiencies in the first quarter of 1997 resulting from HTI's relocation to a new facility late in 1996. Cost of marine engines sold was $2,587,968 for the three months ended March 31, 1997.

Gross profit was $602,305 and $629,717 for the three months ended March 31, 1997 and 1996, respectively, a decrease of $27,412 or 4.4%. The decrease in gross profit of $352,629 from HMI's computer distribution business was offset by the gross profit of $379,126 resulting from sales of marine engines by HTI's MPI division.

General and administrative expenses increased $624,426 over the three months ended March 31, 1996 from $479,298 to $1,103,724, an increase of 130.3%.
Approximately $443,000 of the increase is attributable to MPI and the balance of the increase is primarily attributable to salaries of personnel hired toward the end of 1996 and beginning of 1997 including a chief financial officer and the new president of HMI and to the costs associated with being a public company. In addition, the Company incurred approximately $38,000 in non-recurring rent expense in the first quarter of 1997 associated with its relocation to its new Pompano Beach, FL facility. Research and development increased $43,497 over the three months ended March 31, 1996, from $8,813 to $52,310, and increase of 493.6%. The increase is primarily attributable to increased payroll and overhead incurred by HTI for the three months ended March 31, 1997 [HTI began operations in October, 1995].

As a result of the discussion above, the operating loss for the three months ended March 31, 1997, increased $695,335 over the three months ended March 31, 1996, from an operating profit of $141,606 to an operating loss of $553,729.

Interest income for the three months ended March 31, 1997, increased $22,107 over the three months ended March 31, 1996, from $7,104 to $29,211, an increase of 311.2%. The increase is primarily attributable to HHI's investment of excess cash from its initial public offering of Common Stock in July 1996.

Interest expense for the three months ended March 31, 1997, increased $39,594 over the three months ended March 31, 1996, from $47,085 to $86,679, an increase of 84.1%. This increase is primarily attributable to interest expense incurred by MPI during the first quarter of 1997.

Other income [expense] for the three months ended March 31, 1997, decreased $56,908 over the three months ended March 31, 1996, from expense of $41,574 to income of $15,334. The decrease is primarily attributable to a loss of approximately $41,000 incurred by HTI in the first quarter of 1996 on the sale of equipment.

As a result of the discussion above, the net loss for the three months ended March 31, 1997, increased by $635,667 over the three months ended March 31, 1996, from pro forma net income of $39,804 to a net loss of $595,863.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
------------------------------------------------------------------------------



Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Liquidity and Capital Resources

Cash at March 31, 1997 was $1,062,685 compared to $821,908 at March 31, 1996.

Net cash used for operating activities was $3,258,808 for the three months ended March 31, 1997, compared to net cash used in operating activities of $930,633 for the three months ended March 31, 1996. In 1997, the net loss adjusted for non-cash charges was $453,544 which along with increases in accounts receivable of $819,777, inventory of $867,578 and a decrease in accounts payable of $1,274,952 were the primary reasons for net cash used in operating activities for the three months ended March 31, 1997. In excess of $2,000,000 in cash used for operations is attributable to MPI for the three months ended March 31, 1997. In 1996, net income adjusted for non-cash charges was $146,801 which along with an increase in accounts payable of $144,399 was offset by increases in accounts receivable of $533,694 and inventory of $634,587 and were the primary reasons for net cash used in operating activities for the three months ended March 31, 1996.

Net cash provided by investing activities was $393,413 for the three months ended March 31, 1997 compared to net cash used by investing activities of $96,092 for the three months ended March 31, 1996. In 1997, transfers from restricted cash to cash available for operations of $788,000 was offset by purchases of property and equipment of $221,758 and loans to an unrelated company of $200,000. In 1996, proceeds from the sale of equipment of $85,000 was offset by purchases of property and equipment of $32,359 and net advances to related parties of $148,733.

Net cash provided by financing activities was $501,630 for the three months ended March 31, 1997, compared to $1,290,391 for the three months ended March 31, 1996. In 1997, the primary source of cash provided by financing activities was net advances from the Company's lines of credit. In 1996, net advances from the Company's line of credit of $942,708 and proceeds from equity sales of $650,000 were offset by distributions to shareholders and partners of $302,317.

As a result of the losses from operations and the Company's continuing investment in MPI, the Company, in the short term, will experience a decline in liquidity. Management is not aware, however, of any known demands, commitments, events, or uncertainties except as described above as well as the maturity of HMI's line of credit on May 31, 1997, that may result in material changes in liquidity. To provide additional liquidity in the short term, the Company is seeking additional equity financing.

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings.

         Not applicable

Item 2.  Changes in Securities.

         Not applicable

Item 3.  Defaults Upon Senior Securities.

         Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders.

         Not applicable

Item 5.  Other Information.

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibits

         None

         Reports

         Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

SIGNATURE
------------------------------------------------------------------------------




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned thereon duly authorized.


                                        HIREL HOLDINGS, INC.




May 20, 1997                        By: /s/ William H. Aden
                                    William H. Aden,
                                    Duly Authorized and Chief Financial Officer