Form 10QSB
period 1997-06-30
HIREL HOLDINGS INC
filed 1997-08-14
CIK 1015115

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   ----------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended JUNE 30, 1997          Commission File Number 333-4686-A
                      -------------                                 ----------

                              HIREL HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             DELAWARE                                      65-0666239
  ------------------------------                     ----------------------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                      Identification Number)


         650 S.W. 16TH TERRACE
         POMPANO BEACH, FLORIDA                              33069
 ----------------------------------------                  ----------
 (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code: (954) 942-5390
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At August 11, 1997, there were 5,208,750 shares of the Registrant's $.001 par value Common Stock outstanding.

HIREL HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO 10-QSB
-------------------------------------------------------------------------------

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheet as of June 30, 1997 (Unaudited)                 1

Consolidated Statements of Operations for the three months and             2
six months ended June 30, 1997 and 1996 (Unaudited)

Consolidated Statements of Cash Flows for the six months ended         3...4
June 30, 1997 and 1996 (Unaudited)

Notes to Consolidated Financial Statements                             5...7

ITEM 2. Management's Discussion and Analysis of Financial             8...13
Condition and Results of Operations

PART II. OTHER INFORMATION                                                14

Signature Page                                                            15

HIREL HOLDINGS, INC. AND SUBSIDIARIES
-------------------------------------------------- -----------------------------

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1997
(UNAUDITED)
--------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                        $  1,448,842
  Restricted cash                                                       218,095
  Accounts Receivable (Net of Allowance for
    Doubtful Accounts of $151,000)                                    1,969,361
  Accounts Receivable- related party                                    323,267
  Inventory                                                           4,975,851
  Other current assets                                                  121,055
                                                                   ------------
TOTAL CURRENT ASSETS                                                  9,056,471

PROPERTY AND EQUIPMENT-NET                                            1,569,225

OTHER ASSETS:
  Loans receivable-related parties-net                                  874,147
  Bond issue costs                                                      640,866
  Other assets                                                           94,829
  Goodwill                                                            2,550,794
                                                                   ------------
TOTAL OTHER ASSETS                                                    4,160,636
                                                                   ------------

TOTAL ASSETS                                                       $ 14,786,332
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Checks drawn in excess of bank's balances                             316,688
  Current poriton of long-term debt                                      83,328
  Current portion of obligation under capital lease                       8,451
  Line of credit                                                      1,764,559
  Accounts payable                                                    2,387,626
  Other current liabilities                                             497,574
                                                                   ------------
TOTAL CURRENT LIABILITIES                                             5,058,226
                                                                   ------------

BONDS PAYABLE                                                         2,438,929

LONG-TERM DEBT, less current portion included above                   1,435,405

OBLIGATION UNDER CAPITAL LEASE, less
current portion included above                                           77,441

OTHER LIABILITIES                                                        52,859

COMMITMENTS AND CONTINGENCIES                                              --
                                                                   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued or outstanding                                  --
                                                                   ------------
  Common stock, $.001 par value, 24,000,000 shares
   authorized, 5,208,750 shares issued and outstanding                    5,209
  Paid-in capital                                                     8,636,148
  Accumulated deficit                                                (2,917,885)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY                                            5,723,472
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 14,786,332
                                                                   ============
See notes to consolidated financial statements.


HIREL HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                            1997           1996           1997            1996
                                        -----------    -----------    ------------    ------------
NET SALES:
  Computer Equipment                    $ 2,983,621    $ 5,834,427    $  5,770,051    $ 12,497,056
  Marine Power Engines                    3,353,353           --         6,320,447            --
  Fuel Injection Systems                    228,272        604,954         590,488         929,394
                                        -----------    -----------    ------------    ------------

             TOTAL NET SALES              6,565,246      6,439,381      12,680,986      13,426,450
                                        -----------    -----------    ------------    ------------
COST OF GOODS SOLD:
  Computer Equipment                      2,466,994      5,674,124       5,122,179      11,852,878
  Marine Power Engines                    3,302,904           --         5,890,872            --
  Fuel Injection Systems                    227,457        427,991         497,739         606,586
                                        -----------    -----------    ------------    ------------

             TOTAL COST OF GOODS SOLD     5,997,355      6,102,115      11,510,790      12,459,464
                                        -----------    -----------    ------------    ------------

             GROSS PROFIT                   567,891        337,266       1,170,196         966,986
                                        -----------    -----------    ------------    ------------

EXPENSES:
  General and administrative expenses     1,411,476        472,353       2,515,200         914,154
  Research and development                    3,705         71,124          56,015          79,936
                                        -----------    -----------    ------------    ------------

             TOTAL EXPENSES               1,415,181        543,477       2,571,215         994,090
                                        -----------    -----------    ------------    ------------

OPERATING LOSS                             (847,290)      (206,211)     (1,401,019)        (27,104)
                                        -----------    -----------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                         (103,830)       (12,964)       (190,509)        (63,901)
  Interest income                            22,323           --            51,534            --
  Interest income- related parties           16,325          7,645          16,325          14,750
  Loss on sale of asset                      (4,804)          --            (4,804)        (41,574)
  Rental income- related party                 --            9,000            --             9,000
  Other income                               10,774           --            26,108            --
  Bond amortization                        (200,437)          --          (200,437)           --
                                        -----------    -----------    ------------    ------------

             TOTAL OTHER INCOME            (259,649)         3,681        (301,783)        (81,725)
                                        -----------    -----------    ------------    ------------
             (EXPENSE)

             NET LOSS BEFORE PRO
             FORMA INCOME TAX
             ADJUSTMENT                  (1,106,939)      (202,530)     (1,702,802)       (108,829)

PROFORMA INCOME TAX ADJUSTMENTS                --             --              --              --
             NET LOSS                   $(1,106,939)   $  (202,530)   $ (1,702,802)   $   (108,829)
                                        ===========    ===========    ============    ============

             LOSS PER SHARE             $     (0.21)   $     (0.05)   $     (0.33)           (0.03)
                                        ===========    ===========    ============    ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                      5,208,750      3,750,000       5,208,750       3,750,000
                                        ===========    ===========    ============    ============

See notes to consolidated financial statements.


HIREL HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                         SIX MONTHS ENDED JUNE 30,
                                                            1997           1996
                                                         ------------    ---------
OPERATING ACTIVITIES:
  NET LOSS
  Adjustments to reconcile net loss to net cash           $(1,702,802)   $(108,829)
      used in operating activities:                       -----------    ---------
      Depreciation                                            204,757       51,653
      Amortization                                            288,395       44,652
      Loss on sale of assets                                    4,804       41,574
      Provision for losses on accounts receivable                --         20,439
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                              (1,050,775)    (247,158)
          Inventory                                        (1,433,815)    (375,008)
          Other current assets                                  9,314      (13,432)
          Other assets                                        (10,415)        --
        Increase (decrease) in:
          Accounts payable                                   (948,685)    (198,641)
          Other current liabilities                           (14,526)     (64,220)
          Other liabilities                                    52,859         --
                                                          -----------    ---------

          Total Adjustments                                (2,898,087)    (740,141)
                                                          -----------    ---------

          NET CASH- OPERATING ACTIVITIES                   (4,600,889)    (848,970)
                                                          -----------    ---------

INVESTING ACTIVITIES:
  Purchase of property and equipment                         (314,927)     (11,611)
  Proceeds from sale of equipment                              27,000       85,000
  Loans receivable- related party                                --       (119,782)
  Decrease in restricted cash                                 569,905         --
                                                          -----------    ---------

          NET CASH- INVESTING ACTIVITIES                      281,978      (46,393)
                                                          -----------    ---------

FINANCING ACTIVITIES:
  Increase in bond issue costs                               (175,000)        --
  Increase in deferred offering costs                            --       (302,328)
  Increase in checks drawn in excess of banks' balances       316,688         --
  Distributions                                                  --       (384,317)
  Advances from line of credit-net                            169,469      649,533
  Principal payments on long-term debt                       (105,330)        --
  Principal paid on obligation under capital lease            (23,108)        --
  Net advances from (to) related parties                     (341,416)     175,146
  Proceeds from equity sales                                     --        649,000
  Proceeds form bond issues                                 2,500,000         --
                                                          -----------    ---------

HIREL HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
(UNAUDITED)
--------------------------------------------------------------------------------


           NET CASH-FINANCING
               ACTIVITIES                             2,341,303     787,034
                                                    -----------    --------

           NET DECREASE IN CASH                      (1,977,608)    108,329)

CASH AND CASH EQUIVALENTS-
  BEGINNING OF PERIOD                                 3,426,450     558,241
                                                    -----------    --------
CASH AND CASH EQUIVALENTS-
  END OF PERIODS                                    $ 1,448,842    $449,912
                                                    ===========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 CASH PAID DURING THE YEAR FOR:
  Interest                                          $   170,000    $ 64,000
                                                    ===========    ========
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES:
    Notes payable executed on new equipment         $   125,000    $   --
                                                    ===========    ========
    Capital lease obligation on
      new equipment                                 $   109,000    $   --
                                                    ===========    ========
    Value assigned to additional
      paid-in capital for debentures
        conversion feature and common
         stock warrants
                                                    $   727,000    $   --
                                                    ===========    ========


See notes to consolidated financial statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
-------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION

The unaudited consolidated financial statements as of June 30, 1997 and for the three month and six month periods ended June 30, 1997, include the results from operations of the parent company, Hirel Holdings, Inc. ("HHI") and its wholly-owned subsidiaries Hirel Marketing, Inc. ("HMI") and Hirel Technologies, Inc. ("HTI"). Effective December 31, 1996, HTI acquired substantially all of the assets and certain liabilities of Marine Power, Inc. ("MPI") and its operations are included with the Company's from December 31, 1996. The unaudited financial statements for the three month and six month periods ended June 30, 1996, are based on the historical financial statements of HHI, HMI, and HTI, and have been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of HHI Common Stock to the stockholders of HMI, and 1,000,000 shares of HHI Common Stock to the stockholders of HTI. All intercompany balances and transactions have been eliminated.

In the opinion of management, the accompanying unaudited financial statements included in the Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary to make the interim financial statements not misleading. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 1996.

(2) BUSINESS COMBINATION

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


HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMETS
(UNAUDITED)
-------------------------------------------------------------------------------

(2) BUSINESS COMBINATION (CONTINUED)

                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                    JUNE 30                JUNE 30
                                                      1996                   1996
                                              ------------------     ----------------
Computer Equipment                               $    5,834,428       $ 12,497,056
                                                 ==============       ============

Fuel Injection Systems                           $      604,956       $    929,394
                                                 ==============       ============

Marine Power Engines                             $    3,567,990       $  6,335,405
                                                 ==============       ============

Total Revenues                                   $   10,007,374       $ 19,761,855
                                                 ==============       ============

Net  Loss                                        $     (959,484)      $   (912,386)
                                                 ==============       ============

Loss Per Common Share                            $         (.23)      $       (.22)
                                                 ==============       ============

Weighted Average Common Shares Outstanding            4,140,000          4,140,000
                                                 ==============       ============

(3) INVENTORY

The components of inventory as of June 30, 1997, are as follows:

Raw Materials                           $3,804,691
Work-in-Process                             -
Finished Goods                          $1,171,160
                                        ----------
                                        $4,975,851
                                        ==========
(4) INCOME TAXES

For the three and six month periods ended June 30, 1996, pro forma income taxes are provided, where necessary, to reflect income tax expense had the consolidated companies been subject to federal and state income taxes for that period.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMETS
(UNAUDITED)
-------------------------------------------------------------------------------

(5) LOSS PER SHARE

Loss per share of common stock is based on the weighted average number of common shares outstanding for each period presented, after giving retroactive effect for the shares issued in the business combination discussed in Note (1). Common stock equivalents are included if dilutive.

(6) BOND OFFERING

On June 5, 1997, pursuant to an offering under Regulation D of the Securities Act of 1933, the Company issued $2,500,000 face value of 5% Convertible Debentures (the "Debentures"). The Debentures are convertible into the Company's common stock at 79% of market value, as defined in the agreement, with certain maximum conversion rates, and mature on June 5, 2000. This conversion feature gave rise to $644,557 of offering costs which will be amortized through the conversion date of the related Debentures which ranges from 90 to 120 days. In addition, the Company issued 35,710 warrants to purchase 35,710 shares of the Company's common stock for a period of three years at an exercise price of 125% of the market price on the date of exercise. The warrants gave rise to a bond discount of $62,816 which will be amortized over the life of the Debentures. Pursuant to the Debentures, the Debenture holders can receive a maximum of 1,041,666 shares under the conversion feature; after such maximum is reached the Company must repay the remaining balance in four months at 120% of face value. The Company has the right to redeem the Debentures at 120% of face value.

(7) PROPOSED ACQUISITION

On July 8, 1997 the Company entered into an agreement to acquire all of the assets and liabilities of Jerry's Marine Services, Inc. ("JMS") for $8,000,000, payable in cash of $5,000,000 and a $3,000,000 promissory note due in annual installments of $1,000,000 plus interest at prime plus 1%, due at the end of each of the three years following the closing date. The closing is contingent on JMS achieving certain net asset requirements in its financial statements now under audit and the agreement can be terminated if the net asset requirements are not met. If the net asset requirements are exceeded the purchase price will be increased by the amount of such excess, not to exceed $2,000,000 and will increase the cash portion of the purchase price. The Company also anticipates entering into short term employment contracts with various JMS employees.

ITEM 2. HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL

The following discussion should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1996, including the consolidated financial statements of the Company and the notes thereto appearing on Pages F-1 through F-20 thereof.

The parent company Hirel Holdings, Inc. ("HHI") and its wholly-owned subsidiaries, Hirel Marketing, Inc. ("HMI") and Hirel Technologies, Inc. ("HTI"), are collectively referred to as "the Company". The unaudited financial statements as of June 30, 1997 and for the three month and six month periods ended June 30, 1997, include HHI and its wholly-owned subsidiaries HMI and HTI. Effective December 31, 1996, HTI acquired substantially all of the assets and certain liabilities of Marine Power, Inc. ("MPI") and its operations are included with the Company's from December 31, 1996. The unaudited financial statements for the three month and six month periods ended June 30, 1996, are based on the historical financial statements of HHI, HMI, and HTI, and have been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of HHI Common Stock to the stockholders of HMI and 1,000,000 shares of HHI Common Stock to the stockholders of HTI.

The Company operates in three business segments through its operating subsidiaries. HMI is a wholesale seller to retailers and end users throughout the United States and internationally of personal computers, primarily manufactured by Apple Computer, Inc. and related peripherals. In addition, during March 1997, a division of HMI known as Hirel Marine & Industrial Supply ("HMIS") was formed to distribute marine hard parts, primarily engines manufactured by MPI, from its facility located in Lakewood, New Jersey. HTI develops, manufactures and sells fuel injection systems for marine engines to customers throughout the United States. Both HMI and HTI operate out of the Company's single location in Pompano Beach, FL. Effective December 31, 1996, MPI was acquired as a division of HTI. MPI manufactures engines for marine applications for sale throughout the United States at its location in Ponchatoula, LA. HMI and HTI (including MPI) accounted for approximately 46% and 54%, respectively, of total sales for the six months ended June 30, 1997. For the six months ended June 30, 1996, HMI was the predominant business segment.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

The Combined Statement of Operations for the three months ended June 30, 1997 reflects Total Net Sales of $6,565,246, and Gross Profit of $567,891. This resulted in a Gross

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Profit Margin of 8.6% and a Pro Forma Net loss of $1,106,939. The Combined Statement of Operations for the three months ended June 30, 1996 reflected Total Net Sales of $6,439,381 and Gross Profit of $337,266, resulting in a Gross Profit Margin of 5.2%.

The Loss Before Income Taxes for the three months ended June 30, 1997 and June 30, 1996 was $1,106,939 and $202,530 respectively.

During the three months ending June 30, 1997 the Company incurred substantial legal, accounting and brokerage expenses associated with the $2,500,000 convertible debentures which expenses were included in the SG&A section.

Any comparisons between the Combined Statement of Operations for the three months ended June 30, 1997 and the three months ended June 30, 1996 must be made in light of the discussion that follows. The Combined Statement of Operations for the three months ended June 30, 1997 includes the results from operations for both of its subsidiaries, Hirel Marketing, Inc. and Hirel Technologies, Inc. including Marine Power. The Combined Statement of Operations for the three months ended June 30, 1996 only includes the operations of HMI and HTI, and does not include the operations of Marine Power, which did not become part of the Company until December 31, 1996. The sections below compare the operations of HMI and HTI for the three months ended June 30, 1997 and June 30, 1996 separately.

HIREL MARKETING, INC.

Hirel Marketing, Inc. ("HMI") is the subsidiary of the Company that is a distributor of microcomputer hardware, peripherals and related communications products. The HMIS division is a distributor of marine hard parts, primarily engines manufactured by MPI. Net sales decreased by $2,850,806, which is a decrease of 49% during the second quarter 1997, as compared to the second quarter 1996. Gross Profit decreased by approximately $643,676, which is a decrease of 55%. The Gross Profit margin for the second quarter 1997 was 17.3%, which is an increase from the Gross Profit margin of 2.75% for the second quarter 1996. There are two major reasons for the increase in the Gross Margin percentage; first is the new strategic focus on the marine distribution business which has significantly higher margins and secondly the receipt of price protection credits from key computer suppliers. With the exception of the manufacturer's credits the trend toward higher gross profit margins versus 1996 margins should continue.

On June 21, 1995, HMI obtained a $1,000,000 line of credit. This line of credit is used to finance letters of credit used by HMI to purchase inventory for the computer distribution business. The line of credit allows HMI the option of paying upon presentation or financing the inventory purchases for up to 90 days. The line of credit carries interest at

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

the Citibank prime rate (8.5% at June 30, 1997) plus 2% to a maximum of 18%. The line of credit is subject to renewal annually, is collateralized by all corporate assets and is guaranteed by Vincent Montelione. The line of credit was increased to $2,000,000 on December 26, 1995. As of June 30, 1997, borrowing under this line of credit were $1,043,759, as compared to $1,310,339 as of June 30, 1996. Letters of credit which have not yet been presented for payment, are included on the financial statements under the caption "Accounts Payable," and totaled $0 as of June 30, 1997, as compared to $437,349 as of June 30, 1996. The interest expense associated with the line of credit was $36,320 for the three months ended June 30, 1997. Management intends to continue to seek favorable opportunities to purchase inventory using, where appropriate, financing available through the line of credit.

In the second quarter 1997, total General and Administrative Expenses attributable to HMI were $261,951 vs. $205,192 for the second quarter ended June 30, 1996. This increase of approximately $56,759 in General and Administrative Expenses is primarily attributable to increases in salaries and payroll taxes from the HMIS division in the North Eastern United States as well as the costs associated with the new Division President.

The Pro Forma Net Loss attributable to the operations of HMI was $159,730 for the fiscal quarter ended June 30, 1997, as compared to Pro Forma Net Loss of $50,206 for the fiscal quarter ended June 30, 1996. This increase in loss is primarily the result of a decrease in sales and increased General and Administrative Expenses during the fiscal quarter ended June 30, 1997.

HIREL TECHNOLOGIES, INC.

Hirel Technologies, Inc. ("HTI"), through its predecessor entity, Hirel Technologies, Ltd. ("HTL") began operation on October 24, 1995. HTI is a subsidiary of the Company that develops and sells fuel injection systems, related components and other products designed to enhance the performance of gasoline powered engines. For the fiscal quarter ended June 30, 1997, HTI had total revenue of $228,272, of which $54,606 came from original equipment manufacturer ("OEM") customers and the remaining $173,666 resulted from sales to after market purchasers. A singe OEM customer accounted for approximately 12% of revenues for the fiscal quarter ended June 30, 1997, and although the disruption or loss of that customer may have a material adverse effect on the total revenues of HTI, Management believes that the relationship with this and other OEM customers will strengthen and broaden in the future.

Total General and Administrative Expenses for the fiscal quarter ended June 30, 1997 totaled $223,089 and consisted primarily of salaries and payroll taxes of approximately $94,461. Research and Development Expenses incurred during the fiscal quarter ended

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

June 30, 1997 were $56,015. Management believes that HTI will continue to incur Research and Development Expenses as it endeavors to develop new products and enhancements of existing products that are consistent with the current product line. The loss from operations for the fiscal quarter ended June 30, 1997, was $115,322.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

The Combined Statement of Operations for the six months ended June 30, 1997 reflects Total Net Sales of $12,680,986, and Gross Profit of $1,170,196. This resulted in a Gross Profit Margin of 9.2% and Pro Forma Net Loss of $1,702,802. The Combined Statement of Operations for the six month ended June 30, 1996 reflected Total Net Sales of $13,426,450 and Gross Profit of $966,986, resulting in a Gross Profit Margin of 7.2%. Income Before Pro Forma Income Tax Adjustments for the six months ended June 30, 1996 was $108,829, and Pro Forma Net Loss was $108,829.

As noted previously, and comparisons between the Combined Statement of Operations for the six months ended June 30, 1997 and the six months ended June 30, 1996 must be made in light of the discussion that follows. The Combined Statement of Operations for the six months ended June 30, 1997 includes the results from operations for both HMI, HTI and MPI. The Combined Statement of Operations for the six months ended June 30, 1996 only includes the operations of HMI and HTI, and does not include the operations of MPI. These sections below compare the operations of HMI, HTI and MPI for the six months ended June 30, 1997 and June 30, 1996 separately.

HIREL MARKETING, INC.

Net Sales were $5,770, 051 for the six months ended June 30, 1997, which reflects a decrease of approximately $6,727,005 or 53% as compared to the six months ended June 30, 1996. The Gross Profit Margin for the six months ended June 30, 1997 increased to 11.9%, as compared to 5.2% for the six months ended June 30, 1996. Management believes that this increase in Gross Profit Margin was, in part, reflective of higher margin product sold by the HMIS division in the North Eastern United States.

General and Administrative Expenses for the six months ended June 30, 1997 totaled $447,790, as compared to $450,340 of General and Administrative Expenses incurred during the six months ended June 30, 1996. The increase in General and Administrative Expenses as a % of sales was primarily attributable to the increase in payroll and related employee taxes resulting from the start up of the HMIS.

Income before Income Taxes attributable to HMI for the six months ended June 30, 1997 was ($229,545) as compared to $151,100 for the six months ended June 30, 1996.

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

HIREL TECHNOLOGIES, INC.

For the six months ended June 30, 1997, HTI had total sales of $638,737 in Fuel Injection Systems, of which $68,311 came from OEM customers and $570,425 were from sales to after-market purchasers. In 1996, the total sales were $929,394 of which $500,660 came from OEM customers and $428,734 were after-market sales. In 1997, the Gross Profit attributable to such systems was $140,998, a Gross Profit margin of 22% vs. 35%for 1996. The General and Administrative expenses for HTI (exclusive of the MPI division) during the six months ended June 30, 1997 totaled $465,826 vs. $426,814 in 1996. The General and Administrative Expenses consisted primarily of salary and payroll taxes of $188,922, rent of $26,775, and depreciation of $82,594. The total loss of HTI for the six months ended June 30, 1997 was $328,767, of which $324,828 was the loss from operations, interest expense of $7,280 and other interest income of $3,341.

As noted previously, the Pro Forma Combined Statement of Operations for the six month period ended June 30, 1996, does not reflect the operations of Marine Power, Inc. As set forth in footnote 2, had the operations of Marine Power been included in the statement of operations for HHI for the six months ended June 30, 1996, the loss before income taxes would have been $824,428. This compares to the loss before income taxes of HHI for the six months ended June 30, 1997 of $1,702,802.

MARINE POWER DIVISION

Net Sales of marine engines and parts for the six months ended June 30, 1997 were $6,320,447 versus $6,335,405 for the six months ended June 30, 1996. This decrease of $14,958 represents less than a 1% change. The Gross Profit for the six months ended June 30, 1997 is $429,575 or 6.8% compared to $1,065,221 or 16.8% for 1996. This decrease in Gross Margin is attributable to an increase in engine costs from General Motors due to model changes as well as increased costs in variable production and warranty costs.

General and Administrative Expenses were $751,666 and $752,590 for the six months ended June 30, 1997 and June 30, 1996 respectively.

Income (Loss) before Income Taxes for the six months ended June 30, 1997 was ($221,193) as compared to $94,709 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Cash at June 30, 1997 was $1,448,842 compared to $449,912 at June 30, 1996.

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S
DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Net cash used for operating activities was $4,600,898 for the six months ended June 30,1997, compared to net cash used in operating activities of $848,970 for the six months ended June 30, 1996. In 1997, the net loss adjusted for non-cash charges was $1,209,650 which along with increases in accounts receivable of $1,050,775, inventory of $1,433,815 and a decrease in accounts payable of $948,685 were the primary reasons for net cash used in operating activities for the six months ended June 30, 1997. In 1996, net income adjusted for non-cash charges was $12,524 which along with decrease in accounts payable of $198,641 and increases in accounts receivable of $247,158 and inventory of $375,008 were the primary reasons for net cash used in operating activities for the six months ended June 30, 1996.

Net cash provided by investing activities was $281,978 for the six months ended June 30, 1997 compared to net cash used by investing activities of $46,393 for the six months ended June 30, 1996. In 1997, transfers from restricted cash to cash available for operations of $569,905 was offset by purchases of property and equipment of $314,927. In 1996, proceeds from the sale of equipment of $85,000 was offset by purchases of property and equipment of $11,611 and net advances to related parties of $119,782.

Net cash provided by financing activities was $2,341,303 for the six months ended June 30, 1997, compared to $787,034 for the six months ended June 30, 1996. In 1997, the primary source of cash provided by financing activities was $2,500,000 from the sale of a bond issue and $169,469 in net advances from the line of credit partially offset by $175,000 in bond issue costs and $341,416 in net advances from related party transactions. In 1996, net advances from the Company's line of credit of $649,533 and proceeds from equity sales of $650,000 were offset by distributions to shareholders and partners of $384,317.

As a result of the losses from operations and the Company's continued investment in MPI, the Company experienced a decline in liquidity throughout the quarter prior to the $2,500,000 bond proceeds that occurred on June 5, 1997, and subsequent thereto. Management is not aware, however, of any known demands, commitments, events, or uncertainties except as described above as well as the maturity of HMI's line of credit on October 10, 1997, that may result in material changes in liquidity, although management believes there will be additional losses from operations in the quarter ended September 30, 1997.

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

         EXHIBITS.

         27  Financial Data Schedule (for SEC use only).

         REPORTS.

         Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

SIGNATURE
-------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to signed on its behalf by the undersigned thereon duly authorized.

                                                 HIREL HOLDINGS, INC.


                                                 By:
                                                    ---------------------------
                                                    Vincent Montelione
                                                    Duly Authorized and
                                                    President, CEO

August 11, 1997

                                 EXHIBIT INDEX

EXHIBIT                                                          PAGE
-------                                                          ----

27        Financial Data Schedule (for SEC use only).