Form 10QSB
period 1997-09-30
HIREL HOLDINGS INC
filed 1997-11-17
CIK 1015115

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                    --------


                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended  September 30, 1997         Commission File Number 0-28524
                      -------------------                                -------

                              HIREL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                65-0666239
               --------                                ----------
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

         650 S.W. 16th Terrace
        Pompano Beach, Florida                            33069
        ----------------------                            -----
 (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:    (954) 942-5390
                                                   ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes  X    No
                                                       ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: At September 30, there were 5,482,563 shares of the Registrant's $.001 par value Common Stock outstanding.

HIREL HOLDINGS, INC. AND SUBSIDIARIES

INDEX TO 10-QSB
-------------------------------------------------------------------------------

Part I:   Financial Information

Item 1.   Financial Statements

Consolidated Balance Sheet as of September 30, 1997 (Unaudited)                1

Consolidated Statements of Operations for the three months and                 2
nine months ended September 30, 1997 and 1996 (Unaudited)

Consolidated Statements of Cash Flows for the nine months ended            3...4
September 30, 1997 and 1996 (Unaudited)

Notes to Consolidated Financial Statements                                 5...7

Item 2.   Management's Discussion and Analysis of Financial               8...15
          Condition and Results of Operations

Part II.  Other Information                                                   16

Signature Page                                                                17

HIREL HOLDINGS, INC. AND SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1997
(UNAUDITED)
-------------------------------------------------------------------------------

ASSETS:
CURRENT ASSETS:
  Cash and cash equivalents                                  $       454,675
  Restricted cash                                                    221,235
  Accounts receivable (Net of Allowance for                        1,033,093
    doubtful accounts of $145,000)
  Accounts receivable- related party                                 768,894
  Inventory                                                        5,035,884
  Other current assets                                               176,732
                                                              ---------------
TOTAL CURRENT ASSETS                                               7,690,513

PROPERTY AND EQUIPMENT-NET                                         1,508,619

OTHER ASSETS:
  Loans receivable-related parties-net                               978,237
  Bond issue costs                                                   155,555
  Other assets                                                        60,827
  Goodwill                                                         2,506,814
                                                              ---------------
TOTAL OTHER ASSETS                                                 3,701,433
                                                              ---------------

TOTAL ASSETS                                                $     12,900,565
                                                              ===============

LIABILITIES AND STOCKHOLDERS' EQUITY:
CURRENT LIABILITIES:
  Accounts payable                                          $      3,058,298
  Line of credit                                                   1,164,068
  Other current liabilities                                          555,311
  Checks drawn in excess of bank's balances                          139,977
  Current portion of long-term debt                                   77,356
  Current portion of obligation under capital lease                   28,403
                                                              ---------------
TOTAL CURRENT LIABILITIES                                          5,023,413
                                                              ---------------

BONDS PAYABLE                                                      2,294,164

LONG-TERM DEBT, less current portion included above                1,411,120

OBLIGATION UNDER CAPITAL LEASE, less
current portion included above                                        95,808

OTHER LIABILITIES                                                     49,484

COMMITMENTS AND CONTINGENCIES                                          -
                                                              ---------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 1,000,000 shares
   authorized, none issued or outstanding                              -
                                                              ---------------
  Common stock, $.001 par value, 24,000,000 shares
   authorized, 5,482,563 shares issued and outstanding                 5,483
  Paid-in capital                                                  8,785,874
  Accumulated deficit                                             (4,764,781)
                                                              ---------------
TOTAL STOCKHOLDERS' EQUITY                                         4,026,576
                                                              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     12,900,565
                                                              ===============

See notes to consolidated financial statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                      September 30,
                                                          1997             1996             1997              1996
                                                          ----             ----             ----              ----
Net Sales:
  Computer Equipment                                   $2,107,460       $5,617,666       $7,877,511       $18,114,722
  Marine Power Engines                                  2,335,504            -            8,655,951             -
  Fuel Injection Systems                                   74,637          324,127          665,125         1,253,521
                                                           ------          -------          -------         ---------


             TOTAL NET SALES                            4,517,601        5,941,793       17,198,587        19,368,243
                                                        ---------        ---------       ----------        ----------

Cost of Goods Sold:
  Computer Equipment                                    1,679,317        5,366,022        6,801,496        17,218,900
  Marine Power Engines                                  2,478,687            -            8,369,559             -
  Fuel Injection Systems                                  127,476          221,452          625,215           828,038
                                                          -------          -------          -------           -------

             TOTAL COST OF GOODS SOLD                   4,285,480        5,587,474       15,796,270        18,046,938
                                                        ---------        ---------       ----------        ----------

             GROSS PROFIT                                 232,121          354,319        1,402,317         1,321,305
                                                          -------          -------        ---------         ---------



Expenses:
  General and administrative expenses                   1,512,220          527,936        4,027,420         1,442,090
  Research and development                                  3,276           70,644           59,291           150,580
                                                            -----           ------           ------           -------

             TOTAL EXPENSES                             1,515,496          598,580        4,086,711         1,592,670
                                                        ---------          -------        ---------         ---------
Operating Loss
                                                       (1,283,375)        (244,261)      (2,684,394)         (271,365)

Other Income (Expense):
  Interest expense                                       (107,233)         (36,930)        (297,742)         (100,831)
  Interest income                                          23,900           32,843           75,435            32,843
  Interest income- related parties                          8,530            8,210           24,855            22,960
  Loss on sale of asset                                     -                -               (4,804)          (41,574)
  Rental income- related party                              -                9,000            -                18,000
  Other income                                              1,827            -               27,934             -
  Bond amortization                                      (490,545)           -             (690,982)            -
                                                         --------                          --------

             TOTAL OTHER INCOME(EXPENSE)                 (563,521)           13,123        (865,304)          (68,602)
                                                         --------            ------        --------           -------

             NET LOSS                                 $(1,846,896)        $(231,138)    $(3,549,698)        $(339,967)
                                                      ===========         =========     ===========         =========

             LOSS PER SHARE                           $     (0.35)        $   (0.05)    $     (0.68)        $   (0.08)
                                                      ===========         =========     ===========         =========
Weighted average common
  shares outstanding                                    5,227,197         4,559,375       5,214,967         4,021,761
                                                        =========         =========       =========         =========



See notes to consolidated financial statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
Operating activities:                                                                1997                    1996
                                                                                     ----                    ----
Net loss
  Adjustments to reconcile net loss to net cash                                  $  (3,549,698)        $     (339,967)
                                                                               -----------------      -----------------
    used in operating activities:
      Depreciation                                                                     311,469                 75,477
      Amortization                                                                     822,920                 69,060
      Loss on sale of assets                                                             4,804                 41,574
      Provision for losses on accounts receivable                                        5,518                 21,099
      Changes in assets and liabilities:
        (Increase) decrease in:
          Accounts receivable                                                         (565,652)              (418,059)
          Inventory                                                                 (1,498,848)              (942,127)
          Other current assets                                                         (46,363)              (666,528)
          Other assets                                                                 123,587                (73,458)
        Increase (decrease) in:
          Accounts payable                                                            (278,013)               (49,707)
          Other current liabilities                                                    (10,402)               (13,385)
          Other liabilities                                                             49,484                  -
                                                                               -----------------      -----------------
         Total Adjustments                                                         (1,081,496)            (1,956,054)
                                                                               -----------------      -----------------
          NET CASH- OPERATING ACTIVITIES                                            (4,631,194)            (2,296,021)
                                                                               -----------------      -----------------
Investing activities:
  Purchase of property and equipment                                                  (339,251)               (44,267)
  Proceeds from sale of equipment                                                       27,000                 85,000
  Loans receivable- related party                                                        -                   (162,660)
  Decrease in restricted cash                                                          566,765                  -
  Net advances to related parties                                                     (445,506)               (16,778)
                                                                              -----------------      -----------------
          NET CASH- INVESTING ACTIVITIES                                              (190,992)              (138,705)
                                                                              -----------------      -----------------

Financing activities:
  Increase in checks drawn in excess of banks' balances                                139,977                  -
  Distributions                                                                             -                 (384,317)
  Net (Repayments) Advances from line of credit                                       (431,022)                879,415
  Principal payments on long-term debt                                                (135,587)                  -
  Principal paid on obligation under capital lease                                     (33,761)                  -
  Proceeds from equity sales                                                             -                     649,000
  Proceeds from bond issues                                                          2,325,000                   -
  Net Proceeds from Initial Public Offering                                              -                   4,841,829
  Payment of  Loan Renewal Fee                                                           -                     (25,000)
                                                                               -----------------      -----------------

             NET CASH-FINANCING ACTIVITIES                                           1,864,607               5,960,927
                                                                               -----------------      -----------------

             NET (DECREASE) INCREASE  IN CASH                                       (2,957,579)              3,526,201



HIREL HOLDINGS, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS-Continued
(UNAUDITED)
--------------------------------------------------------------------------------


CASH AND CASH EQUIVALENTS-
  BEGINNING OF PERIOD                                                                3,426,450                558,241
                                                                               ----------------     -----------------
CASH AND CASH EQUIVALENTS-
  END OF PERIODS                                                                 $     454,675         $    4,084,442
                                                                               ================     =================

Supplemental disclosures of cash flow information
  Cash paid during the year for:                                                 $     262,000         $      101,000
                                                                               ================     =================

Supplemental schedule of non-cash
  investing and financing activities:
    Notes payable executed on new equipment                                      $     125,000         $        -
                                                                               ================     =================

    Capital lease obligation on
      new equipment                                                              $     131,000         $        -
                                                                               ================     =================

    Value assigned to additional
      paid-in capital for debentures
        conversion feature and common
         stock warrants                                                          $     727,000         $        -
                                                                               ================     =================

   Debentures converted to common
   stock and paid-in-capital                                                     $     150,000         $        -
                                                                               ================     =================













See notes to consolidated financial statements.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(1)       Basis of Presentation

The unaudited consolidated financial statements as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997, include the results from operations of the parent company, Hirel Holdings, Inc. ("HHI") and its wholly-owned subsidiaries Hirel Marketing, Inc. ("HMI") and Hirel Technologies, Inc. ("HTI"). Effective December 31, 1996, HTI acquired substantially all of the assets and certain liabilities of Marine Power, Inc. ("MPI") and its operations are included with the Company's from December 31, 1996. The unaudited financial statements for the three month and nine month periods ended September 30, 1996, are based on the historical financial statements of HHI, HMI, and HTI, and have been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of HHI Common Stock to the stockholders of HMI, and 1,000,000 shares of HHI Common Stock to the stockholders of HTI. All intercompany balances and transactions have been eliminated.

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

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMETS
(UNAUDITED)
--------------------------------------------------------------------------------

(2)   Business Combination (continued)

                                         Three Months Ended    Nine Months Ended
                                         ------------------    -----------------
                                             September 30,        September 30,
                                             -------------        -------------
                                                 1996                 1996
                                                 ----                 ----

Computer Equipment                            $  5,617,666         $ 18,114,722
                                              ============         =============
Fuel Injection Systems                        $    324,127         $  1,253,521
                                              ============         =============
Marine Power Engines                          $  3,138,710         $  9,474,115
                                              ============         =============
Total Revenues                                $  9,080,503         $ 28,842,358
                                              ============         =============
Net  Income (Loss)                            $  (500,906)         $ (1,261,433)
                                              ============         =============
Loss Per Common Share                         $      (.11)          $      (.31)
                                              ============         =============
Weighted Average Common Shares Outstanding      4,559,375             4,021,761
                                              ============         =============

(3)   Inventory

The components of inventory as of September 30, 1997, are as follows:

Raw Materials                                        $3,793,188
Work-in-Process                                              -
Finished Goods                                       $1,242,696
                                                      ---------
                                                     $5,035,884
                                                     ==========


(4)   Loss Per Share

Loss per share of common stock is based on the weighted average number of common shares outstanding for each period presented, after giving retroactive effect for the shares issued in the business combination discussed in Note (1). Common stock equivalents are included if dilutive.

HIREL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
--------------------------------------------------------------------------------

(5)   Bond Offering

On June 5, 1997, pursuant to an offering under Regulation D of the Securities Act of 1933, the Company issued $2,500,000 face value of 5% Convertible Debentures (the "Debentures"). The Debentures are convertible into the Company's common stock at 79% of market value, as defined in the agreement, with certain maximum conversion rates, and mature on June 5, 2000. This conversion feature gave rise to $644,557 of offering costs which will be amortized through the conversion date of the related Debentures which ranges from 90 to 120 days. In addition, the Company issued 35,710 warrants to purchase 35,710 shares of the Company's common stock for a period of three years at an exercise price of 125% of the market price on the date of exercise. The warrants gave rise to a bond discount of $62,816 which will be amortized over the life of the Debentures. Pursuant to the Debentures, the Debenture holders can receive a maximum of 1,041,666 shares under the conversion feature; after such maximum is reached the Company must repay the remaining balance in four months at 120% of face value. The Company has the right to redeem the Debentures at 120% of face value. As of September 30, 1997, $150,000 in Debentures had been converted into 273,813 shares of Common Stock.

(6)   Proposed Acquisition

On July 8, 1997 the Company entered into an agreement to acquire all of the assets and liabilities of Jerry's Marine Services, Inc. ("JMS") for $8,000,000, payable in cash of $5,000,000 and a $3,000,000 promissory note due in annual installments of $1,000,000 plus interest at prime plus 1%, due at the end of each of the three years following the closing date. As of November 12, 1997, this transaction has not been executed and is unlikely to be successfully completed.

Item 2. HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

The following discussion should be read in conjunction with the Company's report on Form 10-KSB for the year ended December 31, 1996, including the consolidated financial statements of the Company and the notes thereto appearing on Pages F-1 through F-20 thereof.

The parent company Hirel Holdings, Inc. ("HHI") and its wholly-owned subsidiaries, Hirel Marketing, Inc. ("HMI") and Hirel Technologies, Inc. ("HTI"), are collectively referred to as "the Company". The unaudited financial statements as of September 30, 1997 and for the three month and nine month periods ended September 30, 1997, include HHI and its wholly-owned subsidiaries HMI and HTI. Effective December 31, 1996, HTI acquired substantially all of the assets and certain liabilities of Marine Power, Inc. ("MPI") and its operations are included with the Company's from December 31, 1996. The unaudited financial statements for the three month and nine month periods ended September 30, 1996, are based on the historical financial statements of HHI, HMI, and HTI, and have been combined on a basis consistent with that of consolidated financial statements giving retroactive effect to the issuance of 2,750,000 shares of HHI Common Stock to the stockholders of HMI and 1,000,000 shares of HHI Common Stock to the stockholders of HTI.

The Company operates in three business segments through its operating subsidiaries. HMI is a wholesale seller to retailers and end users throughout the United States and internationally of personal computers, primarily manufactured by Apple Computer, Inc. and related peripherals. In addition, during March 1997, a division of HMI known as Hirel Marine & Industrial Supply ("HMIS") was formed to distribute marine hard parts, primarily engines manufactured by MPI, from its facility located in Lakewood, New Jersey. HTI develops, manufactures and sells fuel injection systems for marine engines to customers throughout the United States. Both HMI and HTI operate out of the Company's single location in Pompano Beach, FL. Effective December 31, 1996, MPI was acquired as a division of HTI. MPI manufactures engines for marine applications for sale throughout the United States at its location in Ponchatoula, LA. HMI and HTI (including MPI) accounted for approximately 46% and 54%, respectively, of total sales for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, HMI was the predominant business segment.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

The Combined Statement of Operations for the three months ended September 30, 1997 reflects Total Net Sales of $4,517,601, and Gross Profit of $232,121. This resulted in a

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Gross Profit Margin of 5.1% and a Pro Forma Net loss of $1,846,896. The Combined Statement of Operations for the three months ended September 30, 1996 reflected Total Net Sales of $5,941,793 and Gross Profit of $354,319, resulting in a Gross Profit Margin of 5.9%.

The Loss Before Income Taxes for the three months ended September 30, 1997 and September 30, 1996 was $1,846,896 and $231,138, respectively.

During the three months ending September 30, 1997, the Company incurred substantial legal, accounting and consulting expenses associated with exploration and negotiation of certain business combinations including the Jerry's Marine Service deal that resulted in approximately $200,000 in costs.

In addition, the company recorded amortization expense of $490,545 for the Bond Discount as compared to $0 for the comparable prior period quarter. Please refer to footnote (5) on Bond Offering details.

Any comparisons between the Combined Statement of Operations for the three months ended September 30, 1997 and the three months ended September 30, 1996 must be made in light of the discussion that follows. The Combined Statement of Operations for the three months ended September 30, 1997 includes the results from operations for both of its subsidiaries, Hirel Marketing, Inc. and Hirel Technologies, Inc. including Marine Power. The Combined Statement of Operations for the three months ended September 30, 1996 only includes the operations of HMI and HTI, and does not include the operations of Marine Power, which did not become part of the Company until December 31, 1996 (please refer to footnote (2) for Proforma results of operations had MPI been included). The sections below compare the operations of HMI and HTI for the three months ended September 30, 1997 and September 30, 1996 separately.

Hirel Marketing, Inc.

Hirel Marketing, Inc. ("HMI") is the subsidiary of the Company that is a distributor of microcomputer hardware, peripherals and related communications products. In addition, the newly formed division known as HMIS is a distributor of marine hard parts, primarily engines manufactured by MPI. Net sales decreased by $3,510,206 which is a decrease of 62% during the third quarter 1997, as compared to the third quarter 1996. This was attributable solely to the decrease in sales from computer hardware and due to Apple Computer Company turmoil, the soft market during the summer months and with slow European demand. Gross Profit increased by approximately $176,499 which is an increase of 70%. The Gross Profit margin for the third quarter 1997 was 20%, which is an increase from the Gross Profit margin of 4.5% for the third quarter 1996. There are two

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

major reasons for the increase in the Gross Margin percentage; first is the new strategic focus on the marine distribution business which has significantly higher margins and secondly the receipt of price protection credits from key computer suppliers. With the exception of the manufacturer's credits the trend toward higher gross profit margins versus 1996 margins should continue. Sales in the third quarter for HMIS were $293,112 and are included in the Computer Equipment Sales figure of $2,107,460.

On June 21, 1995, HMI obtained a $1,000,000 line of credit. This line of credit is used to finance letters of credit used by HMI to purchase inventory for the computer distribution business. The line of credit allows HMI the option of paying upon presentation or financing the inventory purchases for up to 90 days. The line of credit carries interest at the Citibank prime rate (8.5% at September 30, 1997) plus 2% to a maximum of 18%. The line of credit is subject to renewal annually, is collateralized by all corporate assets and is guaranteed by Vincent Montelione. The line of credit was increased to $2,000,000 on December 26, 1995. As of September 30, 1997, borrowings under this line of credit were $368,618 as compared to $1,540,221 as of September 30, 1996. Letters of credit which have not yet been presented for payment, are included on the financial statements under the caption "Accounts Payable," and totaled $129,479 as of September 30, 1997, as compared to $354,705 as of September 30, 1996. The interest expense associated with the line of credit was $12,834 for the three months ended September 30, 1997. Management intends to continue to seek favorable opportunities to purchase inventory using, where appropriate, financing available through the line of credit.

In the third quarter 1997, total General and Administrative Expenses attributable to HMI were $204,720 vs. $197,004 for the third quarter ended September 30, 1996. This slight increase of approximately $7,700 in General and Administrative Expenses is primarily attributable to increases in salaries and payroll taxes from the HMIS division in the North Eastern United States.

Net Income attributable to the operations of HMI was $217,086 for the fiscal quarter ended September 30, 1997, as compared to Net Income of $29,942 for the fiscal quarter ended September 30, 1996. This increase is primarily the result of the sale of higher margin products in the marine distribution business in the NE United States.

Hirel Technologies, Inc.

Hirel Technologies, Inc. ("HTI"), through its predecessor entity, Hirel Technologies, Ltd. ("HTL") began operations on October 24, 1995. HTI is a subsidiary of the Company that develops and sells fuel injection systems, related components and other products designed to enhance the performance of gasoline powered engines. For the fiscal quarter ended September 30, 1997, HTI had total revenue of $74,637 of which $43,105 came from

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
original equipment manufacturer ("OEM") customers and the remaining $31,532 resulted from sales to after market purchasers. A singe OEM customer accounted for approximately 58% of revenues for the fiscal quarter ended September 30, 1997, and although the disruption or loss of that customer may have a material adverse effect on the total revenues of HTI, Management believes that the relationship with this and other OEM customers will strengthen and broaden in the future.

Total General and Administrative Expenses for the fiscal quarter ended September 30, 1997 totaled $240,516 and consisted primarily of salaries and payroll taxes of approximately $192,000, professional fees of $17,000 and warranty expense of $15,000. The loss from operations for the fiscal quarter ended September 30, 1997, was $293,355 and the net loss was $297,104.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

The Combined Statement of Operations for the nine months ended September 30, 1997 reflects Total Net Sales of $17,198,587 and Gross Profit of $1,402,317. This resulted in a Gross Profit Margin of 8.2% and Net Loss of $3,549,698. The Combined Statement of Operations for the nine month ended September 30, 1996 reflected Total Net Sales of $19,368,243 and Gross Profit of $1,321,305 resulting in a Gross Profit Margin of 6.8%. Net Loss for the nine months ended September 30, 1996 was $339,967.

As noted previously, and comparisons between the Combined Statement of Operations for the nine months ended September 30, 1997 and the nine months ended September 30, 1996 must be made in light of the discussion that follows. The Combined Statement of Operations for the nine months ended September 30, 1997 includes the results from operations for both HMI, HTI and MPI. The Combined Statement of Operations for the nine months ended September 30, 1996 only includes the operations of HMI and HTI, and does not include the operations of MPI. These sections below compare the operations of HMI, HTI and MPI for the nine months ended September 30, 1997 and September 30, 1996 separately.

Hirel Marketing, Inc.

Net Sales were $7,877,511 for the nine months ended September 30, 1997, which reflects a decrease of approximately $10,237,211 or 56% as compared to the nine months ended September 30, 1996. The decrease in sales is due solely to the decrease in computer hardware as a result of Apple Computer Company turmoil in conjunction with low European demand all year. The Gross Profit Margin for the nine months ended September 30, 1997 increased to 13.7%, as compared to 4.9% for the nine months ended September

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

30, 1996. Management believes that this increase in Gross Profit Margin was, in part, reflective of higher margin product sold by the HMIS division in the North Eastern United States. Sales for HMIS for the nine months were $646,145 and are included in the Computer Equipment Sales figure of $7,877,511.

General and Administrative Expenses for the nine months ended September 30, 1997 totaled $652,510 as compared to $647,345 of General and Administrative Expenses incurred during the nine months ended September 30, 1996. The slight increase in General and Administrative Expenses was primarily attributable to the increase in payroll and related employee taxes resulting from the start up of the HMIS.

Income before Income Taxes attributable to HMI for the nine months ended September 30, 1997 was $386,841 as compared to $181,042 for the nine months ended September 30, 1996.

Hirel Technologies, Inc.

For the nine months ended September 30, 1997, HTI had total sales of $665,125 in Fuel Injection Systems, of which $247,034 came from OEM customers and $418,091 were from sales to after-market purchasers. In 1996, the total sales were $1,253,521 of which $725,924 came from OEM customers and $527,597 were after-market sales. In 1997, the Gross Profit attributable to such systems was $39,910, a Gross Profit margin of 6.0% vs. 33.9%for 1996. The General and Administrative expenses for HTI (exclusive of the MPI division) during the nine months ended September 30, 1997 totaled $706,342 vs. $650,542 in 1996. The General and Administrative Expenses consisted primarily of salary and payroll taxes of $285,938, professional fees of $48,443, rent of $28,960 and depreciation of $121,000. The total loss of HTI for the nine months ended September 30, 1997 was $674,120 of which $666,432 was the loss from operations, interest expense of $11,713 and other interest income of $4,025.

As noted previously, the Pro Forma Combined Statement of Operations for the nine month period ended September 30, 1996, does not reflect the operations of Marine Power, Inc. As set forth in footnote 2, had the operations of Marine Power been included in the statement of operations for HHI for the nine months ended September 30, 1996, the loss before income taxes would have been $1,261,433. This compares to the loss before income taxes of HHI for the nine months ended September 30, 1997 of $3,549,698.

Marine Power Division

Net Sales of marine engines and parts for the nine months ended September 30, 1997 were $8,655,951 versus $9,474,115 for the nine months ended September 30, 1996 (see

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

footnote (2) Business Combination for 1996 Proforma results of operations). This decrease of $818,164 represents a 8.6% change. The Gross Profit for the nine months ended September 30, 1997 is $286,392 or 3.3% compared to $1,428,842 or 15% for 1996. This decrease in Gross Margin is attributable to an increase in engine costs from General Motors due to model changes as well as increased costs in variable production and warranty costs.

General and Administrative Expenses were $1,439,702 and $1,257,204 for the nine months ended September 30, 1997 and September 30, 1996 respectively.

Income (Loss) before Income Taxes for the nine months ended September 30, 1997 was $(1,311,368) as compared to $(921,466) for the nine months ended September 30, 1996.

The company recorded $165,948 in interest expense associated with the $850,000 line of credit facility and a $1,383,276 term loan. A loan agreement containing certain financial statement covenants, among other restrictions, limited the payment of dividends. Marine Power has failed to satisfy certain of the covenants and has received a waiver of the covenants through the receipt of the company's December 31, 1997 financial statements.

Liquidity and Capital Resources

Cash at September 30, 1997 was $454,675 compared to $4,084,442 at September 30, 1996. Net cash used for operating activities was $4,645,390 for the nine months ended September 30,1997, compared to net cash used in operating activities of $2,296,021 for the nine months ended September 30, 1996. In 1997, the net loss adjusted for non-cash charges was $2,415,309 which along with increases in accounts receivable of $565,652 inventory of $1,493,848 and a decrease in accounts payable of $278,013 were the primary reasons for net cash used in operating activities for the nine months ended September 30, 1997. In 1996, net loss adjusted for non-cash charges was $195,430 which along with decrease in accounts payable of $49,707 and increases in accounts receivable of $418,059, inventory of $942,127 and Other Current Assets of $666,528 were the primary reasons for net cash used in operating activities for the nine months ended September 30, 1996.

Net cash provided by investing activities was $190,992 for the nine months ended September 30, 1997 compared to net cash used by investing activities of $138,705 for the nine months ended September 30, 1996. In 1997, transfers from restricted cash to cash available for operations of $566,765 was offset by purchases of property and equipment of $339,251 and net advances to related parties of $445,506. In 1996, proceeds from the sale of equipment of $85,000 was offset by purchases of property and equipment of $44,267 and net advances to related parties of $162,660.

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Net cash provided by financing activities was $1,864,607 for the nine months ended September 30, 1997, compared to $5,960,927 for the nine months ended September 30, 1996. In 1997, the primary source of cash provided by financing activities was $2,325,000 from the net sale of a bond issue partially offset by $431,022 in net repayments on the lines of credit. In 1996, net advances from the Company's line of credit of $879,415 and proceeds from equity sales of $650,000 and IPO proceeds of $4,841,829 were offset by distributions to shareholders and partners of $384,317.

As a result of the losses from operations the Company continued to experience a decline in liquidity throughout the third quarter despite the $2,500,000 bond proceeds that occurred on June 5, 1997 of the second quarter. Management is not aware, however, of any known demands, commitments, events, or uncertainties except as described above as well as the extension of HMI's line of credit on October 10, 1997 that was renewed at a reduced level of $1,000,000 maturing March 31, 1998, with current availability of $631,382 at September 30, 1997; MPI also has a line of credit of $850,000 with availability of $54,550, that may result in material changes in liquidity, although management believes there will be additional losses from operations in the quarter ended December 31, 1997.

During the nine month period ended September 30, 1997 and September 30, 1996, the company spent approximately $339,000 and $44,000, respectively, to purchase capital equipment which was funded through long-term borrowings and current operations. Additionally, management expects the Company's level of future capital expenditures to increase at a level that is consistent with the Company's projected growth and operations. Management has projected capital expenditure requirements of approximately $400,000 for the calendar year ending December 31, 1997. This increase will be supported by increased bank borrowing and internal operations.

Management believes that its current financial position, together with the available borrowings under the Company's various short and long-term credit facilities will be sufficient to meet the Company's anticipated operating needs and projected capital expenditure requirements for the next twelve months.

In addition and if necessary, cash generated from the sale or exchange of corporate assets, divisions or affiliates may also be considered in cashflow projections during this period.

Impact of Inflation

Inflation has not been a major factor in the company's business since inception. There can be no assurances that this will continue.

HIREL HOLDINGS, INC. AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Certain information set forth in this report includes "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to certain risks and uncertainties, including but not limited to, the Company's limited operating history, entry into new lines of business and the uncertainty of success of its newly acquired subsidiaries, dependence upon major customers, risk of inventory obsolescence, substantial competition and dependence upon a small number of key executives. Readers are cautioned not to place undue reliance on these forward looking statements, which are made as of the date hereof. The Company undertakes no obligation to release any revisions to the forward looking statements to reflect events or circumstances after the date hereof or to reflect unanticipated events or developments.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

             Not applicable

Item 2.  Changes in Securities.
         ----------------------

             Not applicable

Item 3.  Defaults upon Senior Securities.
         --------------------------------

             Not applicable

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ----------------------------------------------------

             Not applicable

Item 5.  Other Information.
         ------------------

             Not applicable

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

             Exhibits.
             ---------

               None

            Reports.
            --------

            Incorporated by reference from the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

SIGNATURE
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to signed on its behalf by the undersigned thereon duly authorized.

                                           HIREL HOLDINGS, INC.



                                           By: /s/ Gregory S. Fenech
                                              --------------------------------
                                              Gregory S. Fenech
                                              Duly Authorized and Vice President
                                              of Operations, Director


November 12, 1997